Form 10-K405
METATEC CORP
filed 1995-03-31
CIK 203200

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K
(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended: December 31, 1994

                                       OR

         [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from ________________ to ________________

Commission File Number:  0-9220

                              METATEC CORPORATION
             (Exact name of Registrant as specified in its charter)

        FLORIDA                                         59-1698890
(State of Incorporation)                    (I.R.S. Employer Identification No.)

      7001 Metatec Boulevard
          Dublin, Ohio                                      43017
(Address of principal executive office)                   (Zip Code)

      Registrant's telephone number, including area code: (614) 761-2000

          Securities registered pursuant to Section 12(b) of the Act:
                                      None
                                (Title of Class)

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Shares, $.10 par value
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X          No
                                                -----            -----
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

         The aggregate market value of the Common Shares held by nonaffiliates of the Registrant as of March 29, 1995, was $59,022,992.

         On March 29, 1995, the Registrant had 5,272,219 Common Shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's proxy statement for its annual meeting of shareholders to be held on April 27, 1995, which proxy statement was filed with the Securities and Exchange Commission on March 29, 1995, are incorporated by reference into Part III, Items 10, 11, 12, and 13 of this Report.

                              METATEC CORPORATION

                                   FORM 10-K

                                     PART I

ITEM 1.          BUSINESS
-------          --------
GENERAL

         Metatec Corporation, a Florida corporation (Metatec Corporation and its subsidiaries are hereinafter collectively referred to as the "Company"), is a leading provider of information distribution services utilizing optical disc technology. Utilizing this technology, the Company provides compact disc based products and services to the data distribution and information publishing markets, publishes and distributes NautilusCD, the first subscription based monthly multimedia magazine and information service regularly distributed on compact disc-read only memory ("CD-ROM"), and manufactures and distributes audio compact discs ("CDs") containing radio programming for major radio syndication companies.

         CD-ROM technology provides the ability to combine audio, video, text, and graphics in one medium with the capability to store, search, and retrieve vast quantities of information. One CD-ROM can contain up to 650 megabytes of data. The Company believes that businesses and individuals are increasingly turning to CD-ROM technology to organize, store, and disseminate large quantities of information quickly to widely diversified groups of users.

         The Company converts information and data supplied by its customers to the CD-ROM format and then manufactures, packages, and distributes CD-ROMs containing this information and data to or on behalf of its customers. In addition to its manufacturing and distribution services, the Company provides technical and creative development services to design new CD-ROM applications for its customers. Published monthly, each issue of NautilusCD includes a variety of software demonstrations and presentations, shareware, multimedia applications, graphics/photo resources, audio tracks and music files, a shopping section, directories and databases, games, educational products, and a cumulative index. The Company also converts syndicated radio programming from tape to CD format and then manufactures, packages, and distributes the CDs to radio stations on behalf of its customers.

         The Company was incorporated as a Florida corporation on September 9, 1976, and initially acted as a holding company for subsidiaries engaged in the insurance business. From 1986 to 1989, the Company's primary business was the development and sale of real estate. It also engaged in the marketing of engine treatment products through a majority-owned subsidiary, Quantum Marketing, Inc., which it disposed of in 1990.

         The Company entered the information services business in 1989 by acquiring a 48% interest in Discsystems, Inc. Discsystems, Inc. purchased the assets of The Wilkins Company, a compact disc manufacturer which was in a Chapter 11 bankruptcy proceeding. In 1990, the Company acquired the remaining 52% interest in Discsystems, Inc. and, in 1991, Discsystems, Inc. changed its name to Metatec/Discovery Systems, Inc. Since 1990, the information services business has been the principal activity of the Company, and, in 1992, the Company discontinued its real estate operations through a distribution of its real estate assets in exchange for all of its outstanding Class B Common Shares. Prior to this transaction, the holders of the Class B Common Shares were entitled to elect a majority of the Company's board of directors, and their vote was required to authorize certain major corporate transactions. Pursuant to a recapitalization effected in May 1993, the Company's Class B Common Shares were eliminated as a class of shares.

INDUSTRY OVERVIEW

         The term compact disc denotes a family of optical data storage formats placed on 4 3/4 inch optical media. The Company manufactures CD-ROMs and audio CDs which are subsets of the compact disc classification. CD-ROM technology, which provides audio, video, text, and graphics capabilities in one medium, was initially used primarily by institutions, such as libraries, for storing and searching vast quantities of data. More recently, publishers and other companies have begun using CD-ROMs as an information distribution medium. As more businesses have sought cost effective ways to disseminate large amounts of data to widely dispersed groups of users, the use of CD-ROMs has become more widespread, and in 1991, CD-ROM became one of the fastest-growing segments of the information services industry. The Company believes that the distribution of information to individuals and businesses through the use of CD-ROM technology will increase significantly through the remainder of the 1990s.

         CD-ROM drives were first available commercially in the mid-1980s, and, based on published industry information, the Company believes that the installed base of CD-ROM disc drives was less than one million in 1990, approximately two million in 1991, approximately four million in 1992, approximately 15 million in 1993, more than 20 million in 1994, and is estimated to be more than 50 million by the end of 1995. A major factor contributing to the successful establishment of CD-ROM is the degree of standardization achieved in the early stages of market development. Adherence to these standards has created a climate of acceptance among both publishers and device users.

         There are more than 15 manufacturers of CD-ROM drives, most of which are non-U.S. based. Generally, domestic manufacturers of personal computers now offer CD-ROM drives as standard options on a majority of their models. MicroSoft Corporation and Apple Computer, Inc. have been particularly active in promoting the use of CD-ROM technology. Among the most significant recent industry developments was the establishment in 1991 of a specific standard for multimedia hardware and software products using the popular Windows(TM) platform (Windows(TM) is a trademark of Microsoft Corporation). The Multimedia PC Marketing Council was established to promote multimedia on the Windows(TM) platform, and to administer the MPC(TM) trademark, which indicates that a product meets or exceeds MPC standards (MPC(TM) is a trademark of the Multimedia MPC Marketing Council). This effort is designed to ensure that MPC(TM) products created by software developers will run on any consumer's MPC(TM) compatible computer system. This has helped the growth of CD-ROM products utilizing Intel Corporation processors.

PRINCIPAL PRODUCTS AND SERVICES

         The Company is organized into three business divisions which focus on market specific CD-ROM product offerings. Manufacturing Services provides CD-ROM mastering, replication, and distribution services. This division also provides similar services on behalf of the Company's radio syndication customers with respect to audio CDs. Software Services provides information publishers with design and development services for CD-ROM based publications which, in turn, produces manufacturing services revenues for the Company. Publishing Services produces and publishes NautilusCD, a subscription based monthly multimedia CD-ROM, and offers related CD-ROM products to the consumer market. During the last five years, the Company has focused on CD-ROM manufacturing and software services, has increased subscriber growth for its NautilusCD product, and has exited the Audio CD manufacturing business except for the radio syndication market.

           The following table sets forth the revenues from each of the foregoing activities and their approximate percentage contribution to revenues during the periods indicated:

                                                        YEARS ENDED DECEMBER 31,
                           --------------------------|----------------------------|-------------------------
                                      1994           |             1993           |            1992
                           --------------------------|----------------------------|-------------------------
                              Revenue     Percent          Revenue      Percent         Revenue      Percent
                           ------------   -------       ------------    -------      ------------    -------
 Manufacturing Services:

    CD-ROM . . . . . .     $17,949,000       62%        $10,918,000        51%        $ 6,318,000       37%

    Radio  . . . . . .       5,666,000       20           5,650,000        27           6,672,000       40

 Software Services . .       2,980,000       10           1,281,000         6             556,000        3

 Publishing Services .       2,348,000        8           3,113,000        14           1,595,000       10

 Audio CD  . . . . . .             -0-        --            356,000         2           1,736,000       10
                           -----------      ----        -----------       ----        -----------      ----

 Total Revenues  . . .     $28,943,000      100%        $21,318,000       100%        $16,877,000      100%
                           ===========      ====        ===========       ====        ===========      ====


         The Company's strategy focuses on growing its CD-ROM Manufacturing Services, Software Services, and Publishing Services components while maintaining current market position within the mature radio syndication revenue component.

         MANUFACTURING SERVICES. The Company manufactures CD-ROMs and provides technical and creative services to design and assist in the marketing of new CD-ROM applications by its customers. The Company's services performed through the manufacturing process include conversion of data provided by customers to a digital format, encoding of the data on a master disc, replication from the master disc, data verification, quality control testing, and design and printing of the disc label. The Company provides full-service disc packaging and either ships the finished product back to its customers or distributes the product to the ultimate end user on behalf of its customers.

         The Company also manufactures audio CDs concentrating its efforts in the radio syndication programming services market. The radio syndication customers utilize the Company's quick turn automated production lines, strict quality control, and end user distribution services to give them a competitive advantage. The services provided by the Company to radio syndication customers include conversion of material provided by the customers to a digital format and creation of a master disc, replication from the master disc, design and printing of the disc label and the program log, and standardized packaging and distribution.

         The Company operates its automated production facility seven days a week, 24 hours per day, permitting it to offer one-day turnaround of a master CD and high quality CD replicas for distribution for both its CD-ROM and radio syndication customers.

         SOFTWARE SERVICES. The Company also works with customers to develop CD-ROM applications and marketing strategies. This includes software programming services to develop indexing and user interfaces providing search and retrieval capabilities. In order to provide software development services, the Company currently uses search and retrieval software licensed to it by an independent third party for an indefinite term at a rate tied to the level of usage of the software. The Company believes that this software will continue to be available from this supplier and is also available from other suppliers.

         The Company also provides a full range of software services to assist customers with designing and producing multimedia products integrating text, video, audio, graphics, and animation.

         PUBLISHING SERVICES. The Company has developed the first subscription based multimedia magazine and information service regularly distributed on CD-ROM. This magazine is called NautilusCD and is published monthly. Each issue of NautilusCD includes a variety of software demonstrations and presentations, shareware, multimedia applications, graphics/photo resources, audio tracks and music files, commentary, a shopping section, directories and databases, games, educational products, and a cumulative index. Each NautilusCD disc contains the software necessary for subscribers to electronically send their comments and ideas to the editors. NautilusCD was originally published in September 1990 for the Macintosh(R) family of computers with a compatible CD-ROM drive (Macintosh is a registered trademark of Apple Computers, Inc.). A Windows(TM) version of the service was introduced in the first quarter of 1991 and distribution began in November 1991. As of February 28, 1995, NautilusCD had approximately 18,000 subscribers.

         The Publishing Services division also produces NautilusCD related products, such as the best of NautilusCD, and other consumer products. These products are distributed directly by the Company to consumers via traditional retail channels, as well as through a variety of promotional programs with computer equipment manufacturers and direct marketing activities.

         MARKETING. The Company markets its CD-ROM Manufacturing and Software Services through its own sales force of 20 persons who directly contact prospective and existing customers. The Company has marketing personnel in San Jose, Chicago, Washington, D.C., New York, Denver, Dallas and Boston, in addition to Dublin, Ohio, where its principal offices are located.

         MANUFACTURING. The Company operates from an approximately 125,000 square foot facility in Dublin, Ohio, of which approximately 60,000 square feet are used for its manufacturing and distribution activities. From this facility, the Company manufactures masters from which duplicate CD-ROMs and audio CDs can be made and replicates CDs from these masters. The Company's manufacturing services include premastering and mastering of the discs, replication, disc label design and printing, packaging, and distribution/fulfillment services. During the last three years, the Company increased its mastering capacity and converted its disc manufacturing process from batch processing to monoline, or in-line, manufacturing. The monoline process moves each disc through the various operations separately, rather than in a batch, which reduces production time and permits the use of automated inspection equipment to detect flaws at an early stage, improving quality and reducing waste. During 1994, the Company completed a capacity expansion program, which was started in 1993, with the installation of additional and replacement disc molding, printing and related equipment. This expansion program more than doubled the disc production capacity for 1994 over 1993 levels and was fully operational in the second half of 1994. All of these improvements are intended to increase the Company's manufacturing capacity and efficiency.

         The Company utilizes certain patents and technology in its manufacturing activities which it licenses from third parties and which the Company believes to be generally available to other manufacturers. Although only one vendor currently produces a key raw material used by the Company in its manufacturing process, the Company generally maintains a six-month supply of this material and has obtained the rights to manufacture the material itself or through other third parties. The Company has multiple sources for all other raw materials and supplies used in its manufacturing operations.

         COMPETITION. The Company has a number of competitors in each of its areas of business. Many of the Company's competitors are larger and have greater financial resources than the Company. In CD-ROM Manufacturing and Software Services divisions, the Company's strategy is to compete on the basis of quality, outstanding customer service, including software development services, and quick turnaround. Many firms demand a manufacturer like the Company which can provide additional services such as label design and printing, packaging, and distribution. The Company competes effectively in the radio syndication services business, which has experienced increased price competition, due to its ability to provide high quality products and quick turnaround time. The Company competes with a significant number of entities in the Publishing Services area and utilizes product innovation and production and a variety of marketing programs designed to maintain its current position.

EMPLOYEES

         The Company employed approximately 310 persons as of March 27, 1995. Approximately 190 employees are directly involved in the manufacturing and distribution process, approximately 20 employees are directly involved with the Publishing Services division, approximately 55 employees are involved in the Software Services division, and the remainder are involved in sales, administration, and support. The Company believes that its relation with its employees is good.

ITEM 2.          PROPERTIES
-------          ----------
         The Company owns an approximately 125,000 square foot office and manufacturing facility situated on approximately 15 acres located at 7001 Metatec Boulevard, Dublin, Ohio. The Company's principal executive offices are located in this facility. This property is held subject to a first mortgage in favor of a bank.

         The Company also leases office space in San Jose, Chicago, Washington, D.C., New York, Denver, Dallas, and Boston.


ITEM 3.          LEGAL PROCEEDINGS
-------          -----------------
         The Company is not a party to any material pending legal proceeding, nor to the Company's knowledge, is any material legal proceeding threatened against it.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------          ---------------------------------------------------
         No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
         The executive officers of the Company and their respective ages and present positions with the Company are as follows:

                 Officers                          Age              Present Position(s) with the Company
                 --------                          ---              -------------------------------------

                 Jeffrey M. Wilkins                 50              Chairman of the Board and Chief Executive Officer

                 Gregory T. Tillar                  42              President and Chief Operating Officer

                 William H. Largent                 39              Vice President, Finance, Treasurer, and Chief Financial Officer

                 Thomas J. Harmon                   45              Secretary


         Mr. Wilkins has been the Chairman of the Board and Chief Executive Officer of the Company since August 1989, and the President and Chief Executive Officer of the Company's wholly owned subsidiary, Metatec/Discovery Systems, Inc., since December 1988.

         Mr. Tillar has been the President of the Company since February 1995, and Chief Operating Officer of the Company since April 1993, and has held various sales management positions with the Company since May 1990.

         Mr. Largent has been the Vice President, Finance, and Chief Financial Officer of the Company since March 1993, and the Treasurer of the Company since May 1993. From October 1992 to March 1993, Mr. Largent was president of Liebert Capital Management Corporation, an investment management company. From April 1990 to September 1992, Mr. Largent was executive vice president of L Corporation, an affiliate of Liebert Capital Management Corporation.

         Mr. Harmon has been the Secretary of the Company since February 1977.

                                    PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------          -------------------------------------------------------------
                 MATTERS
                 -------
         The Company's Common Shares are traded on the over-the-counter market under the symbol META. From June 5, 1991 to June 23, 1993, transactions in the Common Shares were reported on the NASDAQ system. Prior to that time, there was no established trading market in the Common Shares. Since June 24, 1993, transactions in the Common Shares have been reported on the NASDAQ National Market system. The following table reflects the range of reported high and low last sales prices for the Common Shares, as reported on the NASDAQ National Market system for the periods after June 23, 1993, or based on the NASDAQ daily closing price for prior periods, for the periods indicated.

                                                                                                High       Low
                                                                                                ----       ---
         For the quarter ended 1993
                 March 31 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  8.25    $ 5.00
                 June 30  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9.50      7.50
                 September 30 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12.75      9.25
                 December 31  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16.13     12.63

         For the quarter ended 1994
                 March 31 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 16.00    $11.50
                 June 30  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12.75      9.50
                 September 30 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12.25      9.25
                 December 31  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10.75      8.25


         As of March 29, 1995, there were 4,336 holders of record of the Common Shares.

         The Company has never paid cash dividends on the Common Shares. The payment of dividends is within the discretion of the Company's board of directors and depends upon the earnings, the capital requirements, and the operating and financial condition of the Company, among other factors. The Company currently expects to retain its earnings to finance the growth and development of its business and does not expect to pay cash dividends in the foreseeable future. In addition, under the terms of a loan agreement with a bank, the Company is restricted from paying dividends in excess of 20% of its consolidated net earnings after tax during each fiscal year. See Note 3 of the Notes to Consolidated Financial Statements.

ITEM 6.          SELECTED FINANCIAL DATA
-------          -----------------------

                                                                                    YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------------------------------------
                                                 1994             1993              1992               1991               1990
                                                ------           ------            ------             ------             ------
OPERATING RESULTS:
Revenues  . . . . . . . . . . . . . . . . .   $28,942,748      $21,318,416       $16,877,079        $13,614,834       $10,354,585

Earnings (loss) from continuing
  operations before income taxes  . . . . .   $ 2,424,653      $ 1,061,984       $  (370,738)       $(1,073,129)      $(1,149,172)
Net earnings (loss) from continuing
  operations  . . . . . . . . . . . . . . .   $ 1,692,653      $ 1,061,984       $  (370,738)       $(1,008,129)      $(1,149,172)

Net earnings (loss) . . . . . . . . . . . .   $ 1,692,653      $ 1,061,984       $  (370,738)       $  (427,908)      $   581,416

Earnings (loss) per common share from
  continuing operations:
    Primary . . . . . . . . . . . . . . . .   $      0.33      $      0.25       $     (0.11)       $     (0.30)      $     (0.35)
    Fully diluted . . . . . . . . . . . . .   $      0.32      $      0.21       $     (0.11)       $     (0.30)      $     (0.35)
Primary earnings (loss) per common
  share . . . . . . . . . . . . . . . . . .   $      0.33      $      0.25       $     (0.11)       $     (0.13)      $      0.18

Weighted average number of common
  shares outstanding:
    Primary . . . . . . . . . . . . . . . .     5,134,656        4,260,806         3,371,956          3,370,293         3,311,599
    Fully diluted . . . . . . . . . . . . .     5,323,503        4,953,412         3,371,956          3,370,293         3,311,599
FINANCIAL CONDITION:

Total assets  . . . . . . . . . . . . . . .   $32,556,004      $19,347,362       $12,551,599        $13,920,218       $15,477,694

Long-term debt  . . . . . . . . . . . . . .   $ 7,644,634      $   151,316       $ 2,821,969        $ 2,325,284       $ 2,092,379
Stockholders' equity  . . . . . . . . . . .   $18,276,129      $16,206,703       $ 6,719,711        $ 9,155,949       $ 9,583,857


ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------          -----------------------------------------------------------
                 AND RESULTS OF OPERATIONS
                 -------------------------
OVERVIEW

         The Company is organized into three business divisions which focus on market specific CD-ROM product offerings. Manufacturing Services provides CD-ROM mastering, replication and distribution services in addition to providing similar services to radio syndication customers for audio CDs. Software Services provides information publishers with design and development services for CD-ROM based publications which in turn produces manufacturing services revenues. Publishing Services produces and publishes NautilusCD, a subscription based monthly multimedia CD-ROM, and offers related CD-ROM products to the consumer market. During the last five years the Company has focused on CD-ROM manufacturing and software services, has increased subscriber growth for its NautilusCD product, and has exited the Audio CD manufacturing business except for the radio syndication market.

         The table below illustrates the change in the components of total revenue for the periods indicated.

                                                                                          Percent
                                                                                          Change
                                                                                  ---------------------
                                             Years Ended Dec. 31,                 1994             1993
                                  --------------------------------------------     vs.              vs.
Revenue (in thousands):             1994             1993             1992         1993             1992
                                  ----------       ----------       ---------      ----             ----
  Manufacturing Services
    CD-ROM                        $ 17,949         $ 10,918         $  6,318         64%              73%
    Radio Syndication                5,666            5,650            6,672         --              (15)
  Software Services                  2,980            1,281              556        133              130
  Publishing Services                2,348            3,113            1,595        (25)              95
  Audio CD                               0              356            1,736         --              (79)
                                   -------         --------         --------
    Total Revenues                $ 28,943         $ 21,318         $ 16,877         36               26
                                   -------         --------         --------


         The Company's strategy focuses on growing its CD-ROM Manufacturing Services, Software Services, and Publishing Services components while maintaining current market share within the mature Radio Syndication revenue component.

RESULTS OF OPERATIONS

1994 Compared to 1993

         REVENUES. Total revenues increased by approximately 36% from $21,318,000 in 1993 to approximately $28,943,000 in 1994. This increase resulted from CD-ROM Manufacturing Services and Software Services increasing approximately a combined $8,730,000 or 72%. This increase was partially offset by an approximate $765,000 decrease, or 25%, in Publishing Services revenues and an approximate $356,000 decrease in Audio CD revenues, as the Company no longer participates in the Audio CD market. Radio Syndication revenue remained constant in 1994 as compared to 1993. CD-ROM Manufacturing Services and Software Services revenue increases resulted from the Company's continued focus on being a significant participant in the business and information services CD-ROM market segment. The Company increased the number of new customers, and its existing customers introduced new CD-ROM products and increased the size of their existing product orders from the Company. Publishing Services revenue decreased primarily as a result of a drop in sales of the CD-ROM "in-pack" product. The in-pack product was an introductory version of the subscription-based NautilusCD product which was packaged and distributed with a variety of CD-ROM drives.

         The number of subscribers to NautilusCD was increased from approximately 11,100 subscribers as of December 31, 1993 to approximately 17,000 subscribers as of December 31, 1994. This resulted in minimal revenue growth due to a decrease in the domestic per-issue price of NautilusCD from $9.95 to $6.95 in early 1994.

         COST OF PRODUCTS SOLD. Cost of products sold was 56% of revenues for 1994 as compared to 57% of revenues for 1993. This decrease, which resulted in a higher gross profit, is primarily attributed to greater manufacturing efficiencies and increased production volume.

         During 1994 the Company completed the capacity expansion program started in 1993 with the installation of additional disc molding, printing and related equipment which replaced existing equipment previously in use. This expansion program, which more than doubled the disc production capacity for 1994 over 1993 levels, was fully operational in the second half of 1994. As market opportunities are identified that will contribute to revenue and earnings growth, management will continue to expand capacity.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased to $10,060,600, or 35% of revenues, for 1994 as compared to $8,225,564, or 39% of revenues, for 1993. This increase of $1,835,036 is primarily attributed to increased personnel costs and higher levels of product advertising and promotion incurred in 1994. Increased personnel costs resulted primarily from increased staffing in the Manufacturing Services sales and Software Services software development functions.

         INTEREST AND OTHER INCOME. Interest and other income was $222,904 and $176,494 for 1994 and 1993, respectively. Included in 1994 was a $106,000 gain on the sale of securities that were acquired prior to 1990. The interest and other income amounts were primarily a result of investment income from cash and cash equivalents and other activities during the periods.

         INTEREST EXPENSE. Interest expense for 1994 increased to $379,706 as compared to $135,847 for 1993 as a result of the Company's increase of its long-term debt from $227,258 at December 31, 1993 to $8,619,969 as of December 31, 1994. This increase in debt is a result of the acquisition of the Company's primary manufacturing and office facility and expansion of that facility in 1994.

         INCOME TAXES. The income tax expense was $732,000 in 1994. The 1994 provision reflects a benefit of the usage of net operating loss carryforwards partially offset by the provision for state and local taxes. No significant net operating loss carryforwards are available for use beyond 1994. No provision for income taxes was necessary in 1993 due to the utilization of net operating loss carryforwards from prior years.

         NET EARNINGS. 1994 produced net earnings of $1,692,653, or primary earnings per common share of $.33 and fully diluted earnings per common share of $.32, as compared to net earnings of $1,061,984, or primary earnings per common share of $.25 and fully diluted earnings per common share of $.21 for 1993. This improvement was primarily a result of higher revenues and greater manufacturing efficiencies obtained in 1994. Fully diluted earnings per common share reflect the treasury stock method utilizing a higher ending market price of the common stock.

1993 Compared to 1992

         REVENUES. Total revenues increased by approximately 26% from $16,877,000 in 1992 to approximately $21,318,000 in 1993. This increase resulted from CD-ROM Manufacturing Services, Software Services and Publishing Services increasing approximately a combined $6,843,000 or 81%. This increase was partially offset by an approximate $1,022,000 decrease, or 15%, in Radio Syndication revenues and an approximate $1,380,000 decrease, or 79%, in Audio CD revenues. CD-ROM Manufacturing Services and Software Services revenue increases resulted from the Company's continued focus on being a significant participant in the business and information services CD-ROM market segment. Publishing Services revenue increased primarily from 1) an increase in the number of subscribers to NautilusCD from approximately 6,900 subscribers as of December 31, 1992 to approximately 11,100 subscribers as of December 31, 1993; and, 2) increased "in-pack" product revenues generated by introductory versions of NautilusCD packaged in with a variety of CD-ROM drives.

         Radio Syndication revenue decreased to approximately $5,650,000 for 1993, or 15% down over 1992, primarily due to lower product pricing. The Audio CD component of revenue has been exited.

         COST OF PRODUCTS SOLD. Cost of products sold was 57% of revenues for 1993 as compared to 66% of revenues for 1992. This decrease, which resulted in a higher gross profit, is primarily attributed to greater manufacturing efficiencies, increased production volume and a shift in revenue mix to higher gross profit CD-ROM products as compared to Audio CD products.

         During the fourth quarter of 1993 the Company began the installation of new disc molding and printing equipment to replace existing equipment. This new equipment more than doubled the disc production capacity for 1994 over 1993 levels and was fully operational in 1994.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased to $8,225,564, or 39% of revenues, for 1993 as compared to $5,975,451, or 35% of revenues, for 1992. This increase is primarily attributed to increased personnel costs and higher levels of product advertising and promotion incurred in 1993. Increased personnel costs resulted primarily from increased staffing in the sales, customer support and software services functions.

         INTEREST AND OTHER INCOME. Interest and other income was $176,494 and $248,398 for 1993 and 1992, respectively. These amounts were primarily a result of investment income from cash and cash equivalents and other investments held during the periods.

         INTEREST EXPENSE. Interest expense for 1993 decreased to $135,847 as compared to $323,226 for 1992 as a result of the Company's reduction of its long-term debt from $3,644,941 at December 31, 1992 to $227,258 as of December 31, 1993. This decrease in debt was a result of repayment of debt with net proceeds from the Company's common stock offering in June 1993.

         INCOME TAXES. No provision for income taxes was necessary in 1993 due to the utilization of net operating loss carryforwards from prior years. No provision for income taxes was necessary from 1992 due to a loss incurred from operations.

         NET EARNINGS (LOSS). 1993 produced net earnings of $1,061,984, or primary earnings per common share of $.25 and fully diluted earnings per common share of $.21, as compared to a loss of $370,738, or primary and fully diluted loss per common share of $.11, for 1992. This improvement was primarily as a result of higher revenues and greater manufacturing efficiencies obtained in 1993. Fully diluted earnings per common share reflect the treasury stock method utilizing a higher ending market price of the common stock.

IMPACT OF INFLATION

         The Company's operations are not significantly affected by inflationary pressures. Although inflation does affect salaries, employee benefits and other operating expenses, after considering general inflationary trends, total revenues of the Company produced growth in real terms in 1994 and 1993. Revenues increased primarily due to increased sales of CD-ROM and related products, rather than increases in inflation.

LIQUIDITY AND CAPITAL RESOURCES

         The Company financed its business in 1994 through cash generated from operations, incurrence of long-term debt and use of cash balances available. Historically, the Company also financed business needs through the issuance of common stock. Cash flow from operating activities was $5,214,971, $3,858,564 and $2,244,615 for 1994, 1993 and 1992, respectively.

         In 1994, the Company acquired its principal manufacturing and office facility from an officer/stockholder for $4,800,000 and constructed an approximate 65,000 square foot expansion to that facility. The cost of the expansion, including the land acquired, was approximately $5,500,000. The acquisition of the facility and expansion construction costs were financed with long-term debt provided by the Company's primary financial institution of approximately $8,500,000 with the balance provided by Company funds.

         In 1993, the Company completed a public common stock offering that generated net cash proceeds of $8,297,529. These proceeds, along with cash generated from operations, enabled the Company to reduce its long-term debt in 1993 and purchase property and equipment. At December 31, 1993 the Company had $4,849,710 in cash and cash equivalents which, along with net cash provided by operations during 1994 of $5,214,971, enabled the Company to acquire approximately $6,820,000 in property and equipment, and acquire and expand the facility as previously discussed, which completed the capacity expansion and equipment update program initiated in 1993. The Company will continue to expand its operations in 1995 through the addition of manufacturing and distribution capacity.

         The Company has cash and cash equivalents of $2,167,518 as of December 31, 1994 and additionally has available $4,000,000 under its revolving loan agreement (which matures in April of 1995). Management believes that the revolving loan agreement will be renewed and that these funding sources, plus cash to be generated from operations, and funds which may be obtained from future financing activities should provide sufficient capital to meet the current business needs of the Company.


ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------          -------------------------------------------
Pages 14 to 22.


CONSOLIDATED STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------------------------------
For the Years Ended December 31, 1994, 1993 and 1992             1994             1993             1992
-------------------------------------------------------------------------------------------------------
REVENUES                                                  $28,942,748      $21,318,416      $16,877,079
                                                          -----------      -----------      -----------

COSTS AND EXPENSES:
  Cost of products sold                                    16,300,693       12,071,515       11,197,538
  Selling, general and administrative                      10,060,600        8,225,564        5,975,451
                                                          -----------      -----------      -----------

       Total costs and expenses                            26,361,293       20,297,079       17,172,989
                                                          -----------      -----------      -----------

OPERATING INCOME (LOSS)                                     2,581,455        1,021,337         (295,910)
                                                          -----------      -----------      -----------

OTHER INCOME (EXPENSE):
  Interest income                                              54,616          134,637          103,876
  Gain on sale of marketable security                         106,000
  Other - net                                                  62,288           41,857          144,522
  Interest expense                                           (379,706)        (135,847)        (323,226)
                                                          -----------      -----------      -----------

       Total other income (expense)                          (156,802)          40,647          (74,828)
                                                          -----------      -----------      -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                         2,424,653        1,061,984         (370,738)

INCOME TAXES                                                  732,000
                                                          -----------      -----------      -----------

NET EARNINGS (LOSS)                                       $ 1,692,653      $ 1,061,984      $  (370,738)
                                                          ===========      ===========      ===========

NET EARNINGS (LOSS) PER COMMON SHARE:
  Primary                                                        $.33             $.25           $(0.11)
  Fully diluted                                                  $.32             $.21           $(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
  Primary                                                   5,134,656        4,260,806        3,371,956
  Fully diluted                                             5,323,503        4,953,412        3,371,956




See notes to consolidated financial statements.


CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------
As of December 31, 1994 and 1993                                                   1994             1993
--------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                 $ 2,167,518      $ 4,849,710
  Accounts receivable, net of allowance for doubtful accounts of
   $269,000 in 1994 and $235,000 in 1993                                      4,092,038        2,977,335
  Inventory                                                                     602,773          350,075
  Current portion of long-term notes receivable                                  11,597           10,869
  Prepaid expenses                                                              460,258          458,662
  Deferred income taxes                                                         522,000
                                                                            -----------      -----------

       Total current assets                                                   7,856,184        8,646,651
                                                                            -----------      -----------

LONG-TERM NOTES RECEIVABLE, LESS CURRENT PORTION                                226,225          237,822
                                                                            -----------      -----------

PROPERTY, PLANT AND EQUIPMENT - NET                                          24,081,612        9,724,330
                                                                            -----------      -----------

OTHER ASSETS:
  Goodwill                                                                      314,283          539,103
  Other                                                                          77,700          199,456
                                                                            -----------      -----------

       Total other assets                                                       391,983          738,559
                                                                            -----------      -----------

TOTAL ASSETS                                                                $32,556,004      $19,347,362
                                                                            ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities
   of long-term debt and capital lease obligations                          $   975,335      $    75,942
  Accounts payable                                                            2,462,243          622,289
  Accrued royalties                                                             559,157          304,395
  Accrued personal property taxes                                               378,210          213,749
  Accrued payroll                                                               359,400          199,362
  Other accrued expenses                                                        696,956          532,295
  Unearned income                                                               888,940        1,041,311
                                                                            -----------      -----------

      Total current liabilities                                               6,320,241        2,989,343

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, LESS CURRENT MATURITIES         7,644,634          151,316

DEFERRED INCOME TAXES                                                           315,000
                                                                            -----------      -----------

       Total liabilities                                                     14,279,875        3,140,659
                                                                            -----------      -----------

STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value; authorized
   10,000,000 shares; issued 1994 - 5,272,219 shares;
   1993 - 5,209,619 shares                                                      527,222          520,962
  Additional paid-in capital                                                 15,643,913       15,273,400
  Retained earnings                                                           6,041,535        4,348,882
  Less:
    Common stock held in treasury, at cost, 2,755 shares                        (36,541)         (36,541)
    Unamortized restricted stock                                             (3,900,000)      (3,900,000)
                                                                            -----------      -----------

       Total stockholders' equity                                            18,276,129       16,206,703
                                                                            -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $32,556,004      $19,347,362
                                                                            ===========      ===========



See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31, 1994, 1993 and 1992
-----------------------------------------------------------------------------------------------------------------------------------
                                                    CLASS B     ADDITIONAL                                UNAMORTIZED
                                       COMMON        COMMON       PAID-IN      RETAINED      TREASURY      RESTRICTED
                                       STOCK         STOCK        CAPITAL      EARNINGS        STOCK         STOCK         TOTAL
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------
BALANCE,
  DECEMBER 31, 1991                 $   387,440   $     1,309   $ 5,918,339   $ 3,657,636   $  (808,775)                $ 9,155,949

Treasury shares retired                 (51,710)       (1,049)     (756,016)                    808,775
Stock options exercised                   2,300                      32,200                                                  34,500
Purchase of Class B
  common stock                                                                               (2,100,000)                 (2,100,000)
Net loss                                                                         (370,738)                                 (370,738)
                                    -----------   -----------   -----------   -----------   -----------                 -----------

BALANCE,
  DECEMBER 31, 1992                     338,030           260     5,194,523     3,286,898    (2,100,000)                  6,719,711

Issuance of restricted shares            60,000                   3,840,000                               $(3,900,000)
Stock options exercised                   7,932                     156,088                                                 164,020
Treasury shares acquired                                                                        (36,541)                    (36,541)
Elimination of Class B
  common stock                                           (260)   (2,099,740)                  2,100,000
Shares issued pursuant to
  a public offering, net of costs
  of $596,979                           115,000                   8,182,529                                               8,297,529
Net earnings                                                                    1,061,984                                 1,061,984
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------

BALANCE,
  DECEMBER 31, 1993                     520,962   $         0    15,273,400     4,348,882       (36,541)   (3,900,000)   16,206,703
                                                  ===========

Stock options exercised                   6,260                     176,513                                                 182,773
Tax benefit related to
  stock options                                                     194,000                                                 194,000
Net earnings                                                                    1,692,653                                 1,692,653
                                    -----------                 -----------   -----------   -----------   -----------   -----------

BALANCE,
  DECEMBER 31, 1994                 $   527,222                 $15,643,913   $ 6,041,535   $   (36,541)  $(3,900,000)  $18,276,129
                                    ===========                 ===========   ===========   ===========   ===========   ===========




See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------------
For the Years Ended December 31, 1994, 1993 and 1992              1994             1993             1992
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Earnings (Loss)                                      $ 1,692,653      $ 1,061,984      $  (370,738)
  Adjustments to reconcile net earnings (loss) to net
   cash provided by operating activities:
    Depreciation and amortization                            3,227,325        2,128,620        2,137,641
    Deferred income taxes                                     (207,000)
    Gain on sale of marketable security                       (106,000)
    Net (gain) loss on sales of property and equipment          37,305            5,258          (26,172)
    Changes in assets and liabilities:
      Accounts receivable                                   (1,114,703)        (229,096)        (440,196)
      Inventory                                               (252,698)         (25,345)         (90,041)
      Prepaid expenses and other assets                          6,584          190,689           47,529
      Accounts payable and accrued expenses                  2,083,876          233,171           20,728
      Unearned income                                         (152,371)         493,283          247,800
      Net assets of discontinued operations                                                      718,064
                                                           -----------      -----------      -----------

          Net cash provided by operating activities          5,214,971        3,858,564        2,244,615
                                                           -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in long-term notes receivable                        10,869          131,629           89,875
  Purchase of property, plant and equipment                (17,119,750)      (5,144,985)      (2,213,993)
  Proceeds from sale of fixed assets                           177,000            3,866          128,316
  Decrease (increase) in goodwill                              178,000                           (78,618)
  Proceeds from sale of marketable security                    219,576
                                                           -----------      -----------      -----------

          Net cash used in investing activities            (16,534,305)      (5,009,490)      (2,074,420)
                                                           -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in notes payable                                  8,750,000                         1,536,683
  Payment of notes and leases payable                         (489,631)      (3,601,585)      (1,487,592)
  Proceeds from issuance of stock (net of offering expenses)                  8,297,529
  Stock options exercised, including tax benefit               376,773          164,020           34,500
  Treasury shares acquired                                                      (36,541)
                                                           -----------      -----------      -----------

      Net cash provided by financing activities              8,637,142        4,823,423           83,591
                                                           -----------      -----------      -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (2,682,192)       3,672,497          253,786

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               4,849,710        1,177,213          923,427
                                                           -----------      -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                   $ 2,167,518      $ 4,849,710      $ 1,177,213
                                                           ===========      ===========      ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid, net of amounts capitalized                $   379,706      $   172,311      $   340,758
                                                           ===========      ===========      ===========

  Income taxes paid                                        $   252,235      $   118,000
                                                           ===========      ===========

  Assets purchased for the assumption of a liability      $    632,342      $   183,902      $   750,000
                                                           ===========      ===========      ===========

  Purchase of Class B common stock for transfer of
   assets of discontinued operations                                                         $ 2,100,000
                                                                                             ===========

  Elimination of Class B common stock                                       $ 2,100,000
                                                                            ===========

  Issuance of 600,000 common restricted shares,
   all unamortized                                                          $ 3,900,000
                                                                            ===========



See notes to consolidated financial statements.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

   PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Metatec Corporation and its subsidiaries (the Company).
   All significant intercompany accounts and transactions have been eliminated.

   REVENUE RECOGNITION - The revenues from product sales are recognized at the time the products are shipped. Subscription revenues are recognized ratably over the subscription period. For financial reporting purposes, the Company recognizes profit on service contracts using the percentage of completion method, measured generally by the percentage of the cost of services completed to date to total cost of contract services. Earned revenue is determined on the basis of the profit as computed plus the contract costs incurred during this period.

   CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist of highly liquid instruments such as certificates of deposit, time deposits, treasury notes and other money market instruments which generally have maturities of less than three months. The Company holds cash primarily in one financial institution.

   INVENTORY - Inventory consists primarily of raw materials and are valued at the lower of cost or market with cost determined by the first-in, first-out
   (FIFO) method.

   GOODWILL - Goodwill represents the excess of cost over net assets acquired and was being amortized using the straight-line method over 25 years. Effective April 1, 1993, the Company reduced the amortization period to 15 years prospectively from April 1, 1993, based upon a current evaluation by the Company. During 1994, the Company recognized the tax benefit of acquired net operating loss carryforwards and, accordingly, reduced goodwill by such benefit totaling $178,000.

   PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are recorded at cost. The cost of maintenance and repairs is charged against results of operations as incurred. Property, plant and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets which range from three to thirty years. For income tax purposes, accelerated methods are used for all eligible assets. Interest costs capitalized were $96,000 in 1994.

   ADVERTISING - The Company expenses advertising costs as incurred. Advertising expense was $784,039, $401,577 and $192,380 for 1994, 1993 and
   1992, respectively.

   INCOME TAXES - During 1993, the Company changed its method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (see Note 6). Prior to January 1, 1993, the Company accounted for income taxes in accordance with Accounting Principles Board Opinion No. 11.

   EARNINGS (LOSS) PER SHARE OF COMMON STOCK - Earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period, including, when their effect is dilutive, common stock equivalents consisting of shares subject to stock options and contingently issuable shares of stock.


2. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consist of the following:

                                                   December 31
   ----------------------------------------------------------------------
                                                   1994              1993
                                            -----------       -----------
   Land                                     $ 1,289,129
   Buildings and improvements                 9,429,599
   Machinery and equipment                   14,425,553       $ 8,973,887
   Furniture and fixtures                     1,845,433           986,469
   Computer equipment and
     related software                         3,880,956         2,727,122
   Transportation equipment                      12,725             4,199
   Leaseshold improvements                      802,205           827,381
   Equipment installation-in-progress            62,139         3,091,369
                                            -----------       -----------
        Total                                31,747,739        16,610,427
   Less accumulated depreciation             (7,666,127)       (6,886,097)
                                            -----------       -----------
   Net property, plant and equipment        $24,081,612       $ 9,724,330
                                            ===========       ===========



3. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

   Long-term debt consists of the following:
                                                   December 31
   ----------------------------------------------------------------------
                                                   1994              1993
                                            -----------       -----------
   Term loan - interest at 1/2% in excess
    of prime (total of 9% at December 31,
    1994), due in monthly installments
    to 1999                                 $ 3,540,000
   Mortgage loan, interest at 1/2% in
    excess of prime (total of 9% at
    December 31, 1994), due in monthly
    installments to 1998                      4,800,000
                                            -----------
        Total                                 8,340,000
   Capital lease obligations (see Note 4)       279,969       $   227,258
   Less current maturities                     (975,335)          (75,942)
                                            -----------       -----------
   Long-term debt and capital lease
    obligations, less current maturities    $ 7,644,634       $   151,316
                                            ===========       ===========


   The Company has a loan agreement with a bank that provides for advances of $4,000,000 on an unsecured revolving loan. The revolving loan bears interest at prime and is due April 30, 1995. No amounts were outstanding on the revolving loan at December 31, 1994. The term loan and mortgage loan are secured by the property, plant and equipment of the Company. Effective February 1, 1995, the interest rate on the term loan was reduced to prime.

   The loan agreements contain restrictive covenants which, among others, require the Company to maintain a certain level of tangible net worth, limit dividends to 20% of net earnings, maintain certain financial ratios and limit capital expenditures. Certain of these covenants were violated in 1994 and were subsequently waived through December 31, 1995.


   Long-term debt, excluding capital lease obligations, matures as follows:
   ---------------------------------------------------------------------------
   Year ending December 31:
      1995                              $    889,100
      1996                                   903,591
      1997                                   919,323
      1998                                 4,967,986
      1999                                   660,000
                                        ------------
   Total                                $  8,340,000
                                        ============

4. LEASES

   The Company leases office equipment under noncancellable capital lease agreements expiring at various dates through 1999. Maintenance, insurance, and tax expenses are the responsibility of the Company under the agreements. The Company also leased certain equipment under a capital lease agreement with an officer/stockholder of the Company which was purchased by the Company during 1994.

   The Company previously leased its principal manufacturing and office facility from an officer/stockholder under an operating lease. In 1994 the Company entered into a new capital lease for the facilities and then subsequently exercised an option in the lease agreement to purchase the facilities from the officer/stockholder for $4,800,000. Total rent expense under the operating lease was $87,786, $526,717 and $481,800 for 1994, 1993 and 1992, respectively. Total lease payments under the capital lease were $291,114 in 1994.

   The future annual minimum lease payments under all capital leases, together with the present value of the minimum lease payments, and the future minimum rental payments required under all operating leases that have initial or remaining lease terms in excess of one year are as follows:


                                    Capital Leases     Operating Leases
   --------------------------------------------------------------------
   Year ending December 31:
      1995                              $  103,409           $  121,088
      1996                                  86,394              105,572
      1997                                  69,378               34,642
      1998                                  45,371                8,426
      1999                                  13,088
                                        ----------           ----------
   Total mimimum lease payments            317,640           $  269,728
                                                             ==========
   Less amount representing interest       (37,671)
                                        ----------
   Present value of net minimum
    payments (see Note 3)               $  279,969
                                        ==========



   The following assets capitalized under lease agreements are included in property, plant and equipment at December 31, 1994 and 1993:
                                              1994            1993
   ---------------------------------------------------------------
   Machinery and equipment              $  543,469      $  543,469
   Computer equipment and
     related software                       84,399          84,399
   Furiniture and fixtures                 400,895         268,552
                                        ----------      ----------
        Total                            1,028,763         896,420
   Less accumulated depreciation          (706,677)       (681,330)
                                        ----------      ----------
   Total                                $  322,086      $  215,090
                                        ==========      ==========

5. COMMITMENTS AND CONTINGENCIES

   Self-Insurance - The Company is self-insured with respect to medical and dental claims. The Company has obtained stop-loss insurance for claims in excess of $35,000 per individual per year and $1,000,000 lifetime maximum per individual. The Company has recorded an estimated liability at December 31, 1994 and 1993 of $170,000 and $142,700, respectively, for self-insured claims incurred but not reported.

6. INCOME TAXES

   Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This standard requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between the financial statement basis and income tax basis of assets and liabilities and net operating loss carryforwards to the extent realization is more likely than not. There was no cumulative effect of adopting SFAS No. 109 on the Company's consolidated financial statements since the Company provided a 100% valuation allowance against net deferred tax assets recorded as of January 1, 1993.

   Income tax expense (benefit) for 1994 is as follows:

   --------------------------------------------------------------------
   Federal:
      Current                   $   778,000
      Deferred                     (207,000)
                                -----------
            Total Federal           571,000
      State and local               161,000
                                -----------
      Total                     $   732,000
                                ===========

   In 1993, no tax provision was necessary as the Company utilized a net operating loss carryforward. In 1992, no tax provision was established as the Company was in a net loss position.

   A reconciliation of recorded Federal income tax expense to the expected expense computed by applying the Federal statutory rate of 34% in 1994 to income before income taxes follows:

   --------------------------------------------------------------------------
   Expected expense at statutory rate                             $   824,000
   State and local taxes including other - net                        114,000
   Reversal of valuation allowance                                   (367,000)
                                                                  -----------
   Total                                                          $   571,000
                                                                  ===========

   Deferred income taxes recorded in the consolidated balance sheets at
   December 31, 1994 and 1993 consist of the following:
   --------------------------------------------------------------------------
                                                      1994               1993
                                              ------------       ------------
   Deferred tax assets:
     AMT carryforwards (no expiration date)   $    403,000
     Net operating loss carryforwards              122,000       $    627,000
     Allowance for doubtful accounts                92,000             80,000
     Accrued self-insurance account                 58,000             48,000
     Other                                           4,000             12,000
     Valuation allowance                                             (545,000)
                                              ------------       ------------
           Total deferred tax assets               679,000            222,000
                                              ------------       ------------
   Deferred tax liabilities:
     Depreciation                                  438,000            222,000
     Other - net                                    34,000
                                              ------------       ------------
           Total deferred tax liabilities          472,000            222,000
                                              ------------       ------------
   Net deferred assets                        $    207,000       $          0
                                              ============       ============

   During 1994, the Company eliminated the valuation allowance based on its assessment that realization of its deferred tax assets is more likely than not given the nature and expected timing of its temporary differences and the recent and expected future profitable operations of the Company. The valuation allowance was reduced during 1993 by approximately $115,000 which reflected the usage of a portion of the net operating loss carryforwards to offset income before income taxes.

   The Company has available net operating loss carryforwards for tax purposes of approximately $360,000 which expire in 2005 which may only be used to offset future taxable income of Metatec/Discovery Systems, Inc. (a wholly-owned subsidiary of the Company).

7. EMPLOYMENT AGREEMENT AND BENEFIT PLAN

   The Company has an employment agreement with an executive officer/ stockholder of the Company. The agreement continues until terminated by the executive or the Company and provides for a lump sum payment of one year's compensation upon termination. The executive is entitled to an annual cash bonus in addition to base salary.

   The same executive officer/stockholder was issued 600,000 common shares under a Restricted Share Agreement (the Agreement) dated March 23, 1993. These shares were issued subject to a risk of forfeiture of all of the shares if his employment is terminated by the Company for cause or by the officer/stockholder without good reason (as those terms are defined in the Employment Agreement) on or before February 29, 1996. These shares are also subject to a risk of forfeiture of all or part of the shares as determined pursuant to an earnings formula as defined in the Agreement. Additionally, the Company has agreed to pay the officer/stockholder an amount equal to any tax savings resulting to the Company from the issuance and vesting of the shares and the payment of such additional amount, up to the amount of the officer's/stockholder's individual tax liability.

   At December 31, 1994, 524,447 common shares have been earned by the officer/stockholder in accordance with the Agreement. Any shares issued under this contingent arrangement will be treated as adjustments to goodwill and be amortized over the remaining amortization period using the straight-line method.

   Substantially all associates are enrolled in a Company-sponsored defined contribution plan established under Section 401(k) of the Internal Revenue Code. The plan was established in 1993 and the Company contribution was approximately $49,393 and $41,500 for 1994 and 1993, respectively. The Company contribution is 20% of the associate's contribution up to maximum of 1% of the associates annual compensation. The funds are invested in mutual funds.

8. STOCK OPTION PLANS

   The Company implemented two stock option plans effective July 1, 1990. The first plan, the 1990 Directors' Stock Option Plan, was available only to directors who were not employees or officer/stockholders of the Company. As of December 31, 1994, there have been 27,500 options granted of which 7,500 were exercisable. The plan expired in 1992 and no additional options may be granted under this Plan. All options under the 1990 Director's Plan were fully vested on the first anniversary date of the grant.

   In 1992, an additional Directors' Stock Option Plan was implemented under which a maximum of 160,000 Common Shares may be issued. This Plan, as amended, provides for each person who is an eligible director on the day after the Company's annual meeting of stockholders to be automatically granted an option for 2,500 shares, vesting on the grant date, and each person who first becomes an eligible director will automatically receive a
   one time grant of options for 10,000 shares.   This one time option vests in
   equal installments over a four year period. At December 31, 1994 84,292 shares were exercisable.

   The option price of shares subject to an option for the Directors' Stock Option Plans is the fair market value of the shares at the time the option is granted. No options issued are exercisable after five years from the date of grant.

   The second plan, the 1990 Stock Option Plan, is available to officer/stockholders and key employees of the Company or its subsidiary corporations and, in the case of non-qualified options, directors of subsidiaries of the Company (other than directors of such subsidiaries who are also directors of the Company). The maximum aggregate number of common shares which may be granted under the 1990 Stock Option Plan is 510,000 shares.

   The Company's Compensation Committee, which administers the plan, has the authority to grant incentive options and non-qualified options. Only officer/stockholders and other key employees of the Company or its subsidiary corporations are eligible for grants of incentive options. At December 31, 1994, no incentive options had been granted. An option vests one year from the date of grant, and is not exercisable after 10 years from the date of grant. The option price is equal to the fair market value of the shares at the time the option is granted.

   The following summarizes all stock option transactions from January 1, 1992 through December 31, 1994:

   ---------------------------------------------------------------------------

                                                   Option          Aggregate
                              Shares                Price             Amount
                             -------     ----------------      -------------
   Outstanding at
     December 31, 1991        256,500       $1.50 to $2.67       $    410,075
   Granted                     42,555       $1.75 TO $3.69            129,738
   Exercised                  (23,000)               $1.50            (34,500)
   Expired                    (24,000)               $1.50            (36,000)
                              -------                            ------------

   Outstanding at
     December 31, 1992        252,055       $1.50 TO $3.69            469,313
   Granted                     90,370      $5.50 TO $10.50            501,493
   Exercised                  (79,633)      $1.50 TO $3.69           (164,020)
   Expired                       (500)               $6.00             (3,000)
                              -------                            ------------

   Outstanding at
     December 31, 1993        262,292      $1.50 to $10.50            803,786
   Granted                    229,425     $10.00 to $11.50          2,630,888
   Exercised                  (62,600)      $1.50 to $6.00           (182,773)
   Expired                     (3,525)     $6.00 to $11.50            (35,038)
                              -------                            ------------

   Outstanding at
     December 31, 1994        425,592      $1.50 to $11.50       $  3,216,863
                              =======                            ============

   At December 31, 1994, 274,692 common shares under option were exercisable and 67,575 and 33,100 common shares (total of 100,675) were reserved for future grant under the 1992 Directors' Stock Option Plan and the 1990 Stock Option Plan, respectively.

 9. RELATED PARTY TRANSACTIONS

   Effective April 26, 1993, the Company sold its interest in a partnership (which primarily held real estate) for a note receivable in the amount of $255,555. The note was received from a corporation which is wholly-owned by the adult daughters of a director/stockholder of the Company. The note bears interest at 6.5% and is payable in monthly installments of principal and interest of $2,226 with the balance due in 60 months.


10. CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                        Quarter Ended
    --------------------------------------------------------------------------
                           March 31        June 30  September 30   December 31
                         -----------   -----------   -----------   -----------
    1994
    Revenues             $ 6,006,937   $ 6,538,579   $ 7,694,259   $ 8,702,973
    Gross Profit           2,394,453     2,802,730     3,378,152     4,066,720
    Net Earnings             120,424       308,625       384,962       878,642
    Net Earnings
       per common
       share
       Primary           $      0.02   $      0.06   $      0.08   $      0.17
       Fully diluted     $      0.02   $      0.06   $      0.08   $      0.17

    1993

    Revenues             $ 5,044,767   $ 4,946,001   $ 5,526,458   $ 5,801,190
    Gross Profit           2,163,048     2,151,234     2,415,841     2,516,778
    Net Earnings             291,218       193,225       276,657       300,884
    Net Earnings
       per common
       share
       Primary           $      0.08   $      0.05   $      0.06   $      0.06
       Fully diluted     $      0.08   $      0.05   $      0.06   $      0.06


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Metatec Corporation:

We have audited the accompanying consolidated balance sheets of Metatec Corporation and its subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Metatec Corporation and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.



/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
February 15, 1995
Columbus, Ohio



ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------          -----------------------------------------------------------
                 AND FINANCIAL DISCLOSURE.
                 -------------------------
         None.


                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
--------         ----------------------------------------------
         Information required under this Item with respect to directors is contained in the Company's proxy statement which was filed with the Securities and Exchange Commission on March 29, 1995, and is hereby incorporated herein by reference. Information regarding the executive officers of the Company may be found under the caption "Executive Officers of the Company" in Part I and is also incorporated by reference into this Item 10.


ITEM 11.         EXECUTIVE COMPENSATION
--------         ----------------------
         Information required under this Item is contained in the Company's proxy statement which was filed with the Securities and Exchange Commission on March 29, 1995, and is hereby incorporated herein by reference.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------         --------------------------------------------------------------
         Information required under this Item is contained in the Company's proxy statement which was filed with the Securities and Exchange Commission on March 29, 1995, and is hereby incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under this Item is contained in the Company's proxy statement which was filed with the Securities and Exchange Commission on March 29, 1995, and is hereby incorporated herein by reference.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
--------         ------------------------------------------------------------
                 8-K
                 ---

         (a)(1)  Financial Statements
                 --------------------

                 The following financial statements of the Company are included in Item 8:

                 Consolidated Balance Sheets as of December 31, 1994 and 1993

                 Consolidated Statements of Operations for the Years Ended
                 December 31, 1994, 1993 and 1992

                 Consolidated Statements of Stockholders' Equity for the Years
                 Ended December 31, 1994, 1993 and 1992

                 Consolidated Statements of Cash Flows for the Years Ended
                 December 31, 1994, 1993 and 1992

                 Notes to Consolidated Financial Statements

                 Independent Auditors' Report

         (a)(2)  Financial Statement Schedules
                 -----------------------------

                 The following independent auditors' report and financial statement schedule for the years ended December 31, 1994, 1993 and 1992 are included in this report following the signatures and should be read in conjunction with the Consolidated
                 Financial Statements included in Item 8:

                 Independent Auditors' Report on Financial Statement Schedules

                 Schedule II - Consolidated Valuation and Qualifying Accounts

                 All other financial statement schedules have been omitted because they are not applicable or the required information is included in the Company's consolidated financial statements or notes thereto.

         (a)(3)  Listing of Exhibits
                 -------------------
                                                                                     If Incorporated by Reference,
                 Exhibit                                                             Document with which Exhibit was
                   No.                     Description of Exhibit                    Previously Filed with SEC
                 -------                   ----------------------                    ----------------------------------------

                 3(a)                      Amended and Restated                      Amendment No. 2 to Registration
                                           Articles of Incorporation                 Statement on Form S-1, File No. 33-60878
                                           of Metatec Corporation                    (see Exhibit 3(a) therein).

                 3(b)                      Amended and Restated By-laws              Registration Statement on Form S-1, File
                                           of Metatec Corporation                    No. 33-60878 (see Exhibit 3(d) therein).

                 4                         Form of Share Certificate                 Amendment No. 2 to Registration
                                                                                     Statement on Form S-1, File No.
                                                                                     33-60878 (see Exhibit 4 therein).

                 10(a)                     Share Exchange Agreement dated            Current Report on Form 8-K, filed with the
                                           March 10, 1993, among Metatec             Securities and Exchange Commission on
                                           Corporation, Darla D. Lang,               March 25, 1993 (see Exhibit 1 therein).
                                           Denise Hunter, Jeffrey M. Wilkins
                                           and Jerry D. Miller, as voting
                                           trustees, and Silco Real Estate
                                           Exchange, Inc.

                 10(b)*                    Metatec Corporation 1990                  Registration Statement on Form S-8, File
                                           Directors' Stock Option Plan and          No. 33-48021 (see Exhibit 4(d) therein).
                                           Amendment No. 1 thereto

                 10(c)*                    Amended and Restated Employment           Annual Report on Form 10-K for the fiscal
                                           Agreement dated March 23, 1993,           year ended December 31, 1992 (See Exhibit
                                           between Metatec Corporation and           10(h) therein).
                                           Jeffrey M. Wilkins

                 10(d)*                    Metatec Corporation 1990 Stock            Annual Report on Form 10-K for the fiscal
                                           Option Plan                               year ended December 31, 1991 (see Exhibit
                                                                                     10(k) therein).

                 10(e)*                    Amendment No. 1 to Metatec                Registration Statement on Form S-8, File
                                           Corporation 1990 Stock Option             No. 33-84022 (see Exhibit 4(d) therein).
                                           Plan

                 10(f)*                    Amendment No. 2 to Metatec                Annual Report on Form 10-K for the fiscal
                                           Corporation 1990 Stock Option             year ended December 31, 1992 (see Exhibit
                                           Plan                                      10(k) therein).

                 10(g)*                    Amendment No. 3 to Metatec                Annual Report on Form 10-K for the fiscal
                                           Corporation 1990 Stock Option             year ended December 31, 1993 (see Exhibit
                                           Plan                                      10(g) therein).


                                                                                     If Incorporated by Reference,
                 Exhibit                                                             Document with which Exhibit was
                   No.                     Description of Exhibit                    Previously Filed with SEC
                 -------                   ----------------------                    ----------------------------------------

                 10(h)*                    Metatec Corporation 1992                  Registration Statement on Form S-8, File
                                           Directors' Stock Option Plan              No. 33-52700 (see Exhibit 4(c)
                                                                                     therein).

                 10(i)*                    Amendment No. 1 to Metatec                Annual Report on Form 10-K for the fiscal
                                           Corporation 1992 Directors' Stock         year ended December 31, 1993 (see Exhibit
                                           Option Plan                               10(i) therein).

                 10(j)*                    Metatec Corporation 1992                  Annual Report on Form 10-K for the fiscal
                                           Incentive Compensation Plan               year ended December 31, 1992 (see Exhibit
                                                                                     10(p) therein).

                 10(k)                     Form of Indemnification Agreement         Annual Report on Form 10-K for the fiscal
                                           between Metatec Corporation and           year ended December 31, 1992 (see Exhibit
                                           each of its officers and                  10(q) therein).
                                           directors

                 10(l)                     Restricted Share Agreement dated          Annual Report on Form 10-K for the fiscal
                                           March 23, 1993, between Metatec           year ended December 31, 1992 (see Exhibit
                                           Corporation and Jeffrey M.                10(r) therein).
                                           Wilkins

                 10(m)                     Amendment to Restricted Share             Amendment No. 1 to Registration
                                           Agreement dated April 8, 1993,            Statement on Form S-1, File No. 33-60878
                                           between Metatec Corporation and           (see Exhibit 10(o) therein).
                                           Jeffrey M. Wilkins

                 10(n)                     Agreement for Sale of Partnership         Annual Report on Form 10-K for the fiscal
                                           Interest dated March 29, 1993,            year ended December 31, 1992 (see Exhibit
                                           among Metatec Corporation, MGB,           10(s) therein).
                                           Inc., Darla D. Lang, and Denise
                                           Hunter

                 10(o)                     Severance Agreement dated                 Annual Report on Form 10-K for the fiscal
                                           March 30, 1993, between Metatec           year ended December 31, 1992 (see Exhibit
                                           Corporation and Jerry D.                  10(t) therein).
                                           Miller

                 10(p)                     Patent License Agreement for Disc         Amendment No. 1 to Registration
                                           Products dated July 1, 1986,              Statement on Form S-1, File No. 33-60878
                                           between Metatec/ Discovery                (see Exhibit 10(t) therein).
                                           Systems, Inc. and Discovision
                                           Associates

                 10(q)                     CD Disc License Agreement dated           Amendment No. 1 to Registration
                                           January 1, 1986,                          Statement on Form S-1, File No. 33-60878
                                           between U.S. Philips                      (see Exhibit 10(u) therein).
                                           Corporation and Metatec/
                                           Discovery Systems, Inc.

                                                                                     If Incorporated by Reference,
                 Exhibit                                                             Document with which Exhibit was
                   No.                     Description of Exhibit                    Previously Filed with SEC
                 -------                   ----------------------                    ----------------------------------------

                 10(r)                     Optical Disc Corporation NPR              Amendment No. 1 to Registration
                                           Technology License Agreement              Statement on Form S-1, File No. 33-60878
                                           between Optical Disc Corporation          (see Exhibit 10(v) therein).
                                           and Metatec/Discovery Systems
                                           effective March 2, 1992

                 10(s)                     Real Estate Purchase Contract             Annual Report on Form 10-K for the fiscal
                                           dated January 19, 1994, between           year ended December 31, 1993 (see Exhibit
                                           Metatec Corporation and Olde              10(s) therein).
                                           Poste Properties

                 10(t)                     Lease and Option Agreement dated          Current Report on Form 8-K filed with the
                                           March 1, 1994, between Metatec            Securities and Exchange Commission on
                                           Corporation and Jeffrey M.                March 28, 1995 (see Exhibit 10(a)
                                           Wilkins                                   therein).


                 10(u)                     Real Estate Purchase Agreement            Current Report on Form 8-K filed with the
                                           dated September 1, 1994, between          Securities and Exchange Commission on
                                           Metatec Corporation and Jeffrey           March 28, 1995 (see Exhibit 10(b)
                                           M. Wilkins.                               therein).

                 10(v)                     Loan Agreement dated May 13,              Current Report on Form 8-K filed with the
                                           1994, between The Huntington              Securities and Exchange Commission on
                                           National Bank, Metatec                    March 28, 1995 (see Exhibit 10(c)
                                           Corporation, and                          therein).
                                           Metatec/Discovery Systems, Inc.

                 10(w)                     First Amendment to Loan Agreement         Current Report on Form 8-K filed with the
                                           dated September 1, 1994, between          Securities and Exchange Commission on
                                           The Huntington National Bank,             March 28, 1995 (see Exhibit 10(d)
                                           Metatec Corporation, and                  therein).
                                           Metatec/Discovery Systems, Inc.

                 10(x)                     Second Amendment to Loan                  Current Report on Form 8-K filed with the
                                           Agreement dated February 1, 1995,         Securities and Exchange Commission on
                                           between The Huntington National           March 28, 1995 (see Exhibit 10(e)
                                           Bank, Metatec Corporation, and            therein).
                                           Metatec/Discovery Systems, Inc.



                                                                                     If Incorporated by Reference,
                 Exhibit                                                             Document with which Exhibit was
                   No.                     Description of Exhibit                    Previously Filed with SEC
                 -------                   ----------------------                    ----------------------------------------

                 21                        Subsidiaries of Metatec                   Annual Report on Form 10-K for the fiscal
                                           Corporation                               year ended December 31, 1993 (see Exhibit
                                                                                     21 therein).

                 23                        Consent of DELOITTE & TOUCHE LLP          Contained herein.

                 24                        Powers of Attorney                        For Messrs. Crockett, Kight, and Bowen,
                                                                                     powers of attorney are contained herein.
                                                                                     For Messrs. Miller, Gingrich, and Thomas,
                                                                                     powers of attorney are incorporated by
                                                                                     reference to Annual Report on Form 10-K
                                                                                     for the fiscal year ended December 31,
                                                                                     1993 (see Exhibit 24 therein).

                 27                        Financial Data Schedule                   Contained herein.

*Executive compensation plans and arrangements required to be filed pursuant to Item 601(b)(10) of Regulation S-K.

         (b)     Reports on Form 8-K
                 -------------------

                 The Company did not file any Form 8-K current reports during the fourth quarter of the Company's year ended December 31, 1994.

         (c)     Exhibits
                 --------

                 The exhibits in response to this portion of Item 14 are submitted following the signatures.

         (d)     Financial Statement Schedules
                 -----------------------------

                 The financial statement schedule and the independent auditors' report thereon are submitted following the signatures.



                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     METATEC CORPORATION



Date:  March 30, 1995                By/s/Jeffrey M. Wilkins
                                       -----------------------------------------
                                       Jeffrey M. Wilkins, Chairman of the Board
                                       and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

                 Signature                                  Title                              Date
                 ---------                                  -----                              ----
/s/Jeffrey M. Wilkins                              Chairman of the Board,                 March 30, 1995
-------------------------------------              Chief Executive Officer
Jeffrey M. Wilkins                                 (principal executive
                                                   officer) and Director

/s/William H. Largent                              Vice President - Finance,              March 30, 1995
-------------------------------------              Treasurer, Chief Financial
William H. Largent                                 Officer and Director (principal
                                                   financial officer and principal
                                                   accounting officer)

E. David Crockett*                                 Director                               March 30, 1995
------------------------------------
E. David Crockett

Peter J. Kight*                                    Director                               March 30, 1995
--------------------------------------
Peter J. Kight

Jerry D. Miller*                                   Director                               March 30, 1995
--------------------------------------
Jerry D. Miller

Herbert O. Gingrich*                               Director                               March 30, 1995
----------------------------------
Herbert O. Gingrich

A. Grant Bowen*                                    Director                               March 30, 1995
---------------------------------
A. Grant Bowen

Dan R.E. Thomas*                                   Director                               March 30, 1995
--------------------------------
Dan R. E. Thomas

         *Jeffrey M. Wilkins, by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.



By /s/ Jeffrey M. Wilkins                                                                 March 30, 1995
   ------------------------------------
   Jeffrey M. Wilkins, Attorney In Fact

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Metatec Corporation:

We have audited the consolidated financial statements of Metatec Corporation and subsidiaries as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated February 15, 1995; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Metatec Corporation and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
February 15, 1995
Columbus, Ohio

METATEC CORPORATION AND SUBSIDIARIES

SCHEDULE II CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                    Column A                   Column B                 Column C            Column D             Column E
                                                                -------------------------
                                                                 Charged to
                                               Balance at           Costs     Charged to                        Balance At
                                              Beginning of          and         Other                             End Of
                  Description                    Period           Expenses    Accounts     Deductions             Period
 1994

 ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE
                                                 $235,000        $178,679                   $144,679             $269,000
                                                 ========        ========                   ========             ========

 1993

 ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE
                                                 $206,000        $112,578                   $ 83,578             $235,000
                                                 ========        ========                   ========             ========

 1992

 ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE
                                                 $208,000        $120,100                   $122,100             $206,000
                                                 ========        ========                   ========             ========

                                 EXHIBIT INDEX
                                 -------------

                                                                                     If Incorporated by Reference,
                 Exhibit                                                             Document with which Exhibit was
                   No.                     Description of Exhibit                    Previously Filed with SEC
                 -------                   ----------------------                    ----------------------------------------

                 3(a)                      Amended and Restated                      Amendment No. 2 to Registration
                                           Articles of Incorporation                 Statement on Form S-1, File No. 33-60878
                                           of Metatec Corporation                    (see Exhibit 3(a) therein).

                 3(b)                      Amended and Restated By-laws              Registration Statement on Form S-1, File
                                           of Metatec Corporation                    No. 33-60878 (see Exhibit 3(d) therein).

                 4                         Form of Share Certificate                 Amendment No. 2 to Registration
                                                                                     Statement on Form S-1, File No.
                                                                                     33-60878 (see Exhibit 4 therein).

                 10(a)                     Share Exchange Agreement dated            Current Report on Form 8-K, filed with the
                                           March 10, 1993, among Metatec             Securities and Exchange Commission on
                                           Corporation, Darla D. Lang,               March 25, 1993 (see Exhibit 1 therein).
                                           Denise Hunter, Jeffrey M. Wilkins
                                           and Jerry D. Miller, as voting
                                           trustees, and Silco Real Estate
                                           Exchange, Inc.

                 10(b)                     Metatec Corporation 1990                  Registration Statement on Form S-8, File
                                           Directors' Stock Option Plan and          No. 33-48021 (see Exhibit 4(d) therein).
                                           Amendment No. 1 thereto

                 10(c)                     Amended and Restated Employment           Annual Report on Form 10-K for the fiscal
                                           Agreement dated March 23, 1993,           year ended December 31, 1992 (See Exhibit
                                           between Metatec Corporation and           10(h) therein).
                                           Jeffrey M. Wilkins

                 10(d)                     Metatec Corporation 1990 Stock            Annual Report on Form 10-K for the fiscal
                                           Option Plan                               year ended December 31, 1991 (see Exhibit
                                                                                     10(k) therein).

                 10(e)                     Amendment No. 1 to Metatec                Registration Statement on Form S-8, File
                                           Corporation 1990 Stock Option             No. 33-84022 (see Exhibit 4(d) therein).
                                           Plan

                 10(f)                     Amendment No. 2 to Metatec                Annual Report on Form 10-K for the fiscal
                                           Corporation 1990 Stock Option             year ended December 31, 1992 (see Exhibit
                                           Plan                                      10(k) therein).

                 10(g)                     Amendment No. 3 to Metatec                Annual Report on Form 10-K for the fiscal
                                           Corporation 1990 Stock Option             year ended December 31, 1993 (see Exhibit
                                           Plan                                      10(g) therein).

                 10(h)                     Metatec Corporation 1992                  Registration Statement on Form S-8, File
                                           Directors' Stock Option Plan              No. 33-52700 (see Exhibit 4(c)
                                                                                     therein).

                                                                                     If Incorporated by Reference,
                 Exhibit                                                             Document with which Exhibit was
                   No.                     Description of Exhibit                    Previously Filed with SEC
                 -------                   ----------------------                    ----------------------------------------
                 10(i)                     Amendment No. 1 to Metatec                Annual Report on Form 10-K for the fiscal
                                           Corporation 1992 Directors' Stock         year ended December 31, 1993 (see Exhibit
                                           Option Plan                               10(i) therein).

                 10(j)                     Metatec Corporation 1992                  Annual Report on Form 10-K for the fiscal
                                           Incentive Compensation Plan               year ended December 31, 1992 (see Exhibit
                                                                                     10(p) therein).

                 10(k)                     Form of Indemnification Agreement         Annual Report on Form 10-K for the fiscal
                                           between Metatec Corporation and           year ended December 31, 1992 (see Exhibit
                                           each of its officers and                  10(q) therein).
                                           directors

                 10(l)                     Restricted Share Agreement dated          Annual Report on Form 10-K for the fiscal
                                           March 23, 1993, between Metatec           year ended December 31, 1992 (see Exhibit
                                           Corporation and Jeffrey M.                10(r) therein).
                                           Wilkins

                 10(m)                     Amendment to Restricted Share             Amendment No. 1 to Registration
                                           Agreement dated April 8, 1993,            Statement on Form S-1, File No. 33-60878
                                           between Metatec Corporation and           (see Exhibit 10(o) therein).
                                           Jeffrey M. Wilkins

                 10(n)                     Agreement for Sale of Partnership         Annual Report on Form 10-K for the fiscal
                                           Interest dated March 29, 1993,            year ended December 31, 1992 (see Exhibit
                                           among Metatec Corporation, MGB,           10(s) therein).
                                           Inc., Darla D. Lang, and Denise
                                           Hunter

                 10(o)                     Severance Agreement dated                 Annual Report on Form 10-K for the fiscal
                                           March 30, 1993, between Metatec           year ended December 31, 1992 (see Exhibit
                                           Corporation and Jerry D. Miller           10(t) therein).

                 10(p)                     Patent License Agreement for Disc         Amendment No. 1 to Registration
                                           Products dated July 1, 1986,              Statement on Form S-1, File No. 33-60878
                                           between Metatec/ Discovery                (see Exhibit 10(t) therein).
                                           Systems, Inc. and Discovision
                                           Associates

                 10(q)                     CD Disc License Agreement dated           Amendment No. 1 to Registration
                                           January 1, 1986,                          Statement on Form S-1, File No. 33-60878
                                           between U.S. Philips                      (see Exhibit 10(u) therein).
                                           Corporation and Metatec/
                                           Discovery Systems, Inc.

                 10(r)                     Optical Disc Corporation NPR              Amendment No. 1 to Registration
                                           Technology License Agreement              Statement on Form S-1, File No. 33-60878
                                           between Optical Disc Corporation          (see Exhibit 10(v) therein).
                                           and Metatec/Discovery Systems
                                           effective March 2, 1992


                                                                                     If Incorporated by Reference,
                 Exhibit                                                             Document with which Exhibit was
                   No.                     Description of Exhibit                    Previously Filed with SEC
                 -------                   ----------------------                    ----------------------------------------

                 10(s)                     Real Estate Purchase Contract             Annual Report on Form 10-K for the fiscal
                                           dated January 19, 1994, between           year ended December 31, 1993 (see Exhibit
                                           Metatec Corporation and Olde              10(s) therein).
                                           Poste Properties

                 10(t)                     Lease and Option Agreement dated          Current Report on Form 8-K filed with the
                                           March 1, 1994, between Metatec            Securities and Exchange Commission on
                                           Corporation and Jeffrey M.                March 28, 1995 (see Exhibit 10(a)
                                           Wilkins                                   therein).


                 10(u)                     Real Estate Purchase Agreement            Current Report on Form 8-K filed with the
                                           dated September 1, 1994, between          Securities and Exchange Commission on
                                           Metatec Corporation and Jeffrey           March 28, 1995 (see Exhibit 10(b)
                                           M. Wilkins.                               therein).

                 10(v)                     Loan Agreement dated May 13,              Current Report on Form 8-K filed with the
                                           1994, between The Huntington              Securities and Exchange Commission on
                                           National Bank, Metatec                    March 28, 1995 (see Exhibit 10(c)
                                           Corporation, and                          therein).
                                           Metatec/Discovery Systems, Inc.

                 10(w)                     First Amendment to Loan Agreement         Current Report on Form 8-K filed with the
                                           dated September 1, 1994, between          Securities and Exchange Commission on
                                           The Huntington National Bank,             March 28, 1995 (see Exhibit 10(d)
                                           Metatec Corporation, and                  therein).
                                           Metatec/Discovery Systems, Inc.

                 10(x)                     Second Amendment to Loan                  Current Report on Form 8-K filed with the
                                           Agreement dated February 1, 1995,         Securities and Exchange Commission on
                                           between The Huntington National           March 28, 1995 (see Exhibit 10(e)
                                           Bank, Metatec Corporation, and            therein).
                                           Metatec/Discovery Systems, Inc.

                 21                        Subsidiaries of Metatec                   Annual Report on Form 10-K for the fiscal
                                           Corporation                               year ended December 31, 1993 (see Exhibit
                                                                                     21 therein).

                 23                        Consent of DELOITTE & TOUCHE LLP          Contained herein.

                 24                        Powers of Attorney                        For Messrs. Crockett, Kight, and Bowen,
                                                                                     powers of attorney are contained herein.
                                                                                     For Messrs. Miller, Gingrich, and Thomas,
                                                                                     powers of attorney are incorporated by
                                                                                     reference to Annual Report on Form 10-K
                                                                                     for the fiscal year ended December 31,
                                                                                     1993 (see Exhibit 24 therein).

                 27                        Financial Data Schedule                   Contained herein.