Form 10-Q
period 1995-03-31
METATEC CORP
filed 1995-05-09
CIK 203200

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

   ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

                                       OR

   (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                           Commission File No. 0-9220

                              METATEC CORPORATION
            (Exact name of Registrant as specified in its charter)

               FLORIDA                                  59-1698890
       (State of Incorporation)               (IRS Employer Identification No.)

        7001 Metatec Boulevard
             Dublin, Ohio                                  43017
(Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code:    (614) 761-2000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Number of Common Shares outstanding as of April 27, 1995:  5,271,964



                                   1 of 11

                      METATEC CORPORATION AND SUBSIDIARIES
                      ------------------------------------

                            INDEX                                   PAGE
                            -----                                   ----
Part I: Financial Information

   Item 1 - Financial Statements

            Consolidated Balance Sheets as of March 31,
            1995 (unaudited) and December 31, 1994                    3

            Consolidated Statements of Earnings
            for the three months ended March 31, 1995
            and 1994 (unaudited)                                      4

            Consolidated Statement of Stockholders'
            Equity for the three months ended
            March 31, 1995 (unaudited)                                5

            Consolidated Statements of Cash Flows
            for the three months ended March 31,
            1995 and 1994 (unaudited)                                 6

            Notes to Consolidated Financial
            Statements (unaudited)                                    7

   Item 2 - Management's Discussion and Analysis of
                 Financial Condition and Results of Operations        8 -10

Part II: Other Information

              Items 1-6                                                  11

              Signatures                                                 11



                                    2 of 11

METATEC CORPORATION AND SUBSIDIARIES
- ----------------------------------------------------

CONSOLIDATED BALANCE SHEETS
As of March 31, 1995 and December 31, 1994
- -------------------------------------------------------------------------------

ASSETS                                                                1995           1994
- ------                                                                ----           ----
                                                                   (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                       $  807,001    $2,167,518
   Accounts receivable, net of allowance for
       doubtful accounts of $291,000 and $269,000                   4,075,987     4,092,038
   Inventory                                                          786,916       602,773
   Current portion of long-term notes receivable                       11,797        11,597
   Prepaid expenses                                                   604,150       460,258
   Deferred income taxes                                              532,000       522,000

                                                                  -----------   -----------
                    Total current assets                            6,817,851     7,856,184
                                                                  -----------   -----------

Long-Term Notes Receivable, Less Current Portion                      223,195       226,225
                                                                  -----------   -----------

PROPERTY, PLANT AND EQUIPMENT - Net                                24,689,100    24,081,612
                                                                  -----------   -----------

OTHER ASSETS:
   Goodwill                                                           302,403       314,283
   Other                                                               77,700        77,700

                                                                  -----------   -----------
                     Total other assets                               380,103       391,983
                                                                  -----------   -----------



TOTAL ASSETS                                                      $32,110,249   $32,556,004
                                                                  ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY                                  1995           1994
                                                                      ----           ----
                                                                   (unaudited)
CURRENT LIABILITIES:
   Current maturities of long-term debt and
        capital lease obligations                                 $   975,635   $   975,335
   Accounts payable                                                 1,406,485     2,462,243
   Accrued royalties                                                  573,552       559,157
   Accrued personal property taxes                                    467,985       378,210
   Accrued payroll                                                    511,060       359,400
   Accrued income taxes                                               445,459       285,371
   Other accrued expenses                                             395,141       411,585
   Unearned income                                                    766,606       888,940
                                                                  -----------   -----------
                    Total current liabilities                       5,541,923     6,320,241

Long-Term Debt and Capital Lease Obligations,
   Less Current Maturities                                          7,410,829     7,644,634
Deferred income taxes                                                 335,000       315,000

                                                                  -----------   -----------
                    Total liabilities                              13,287,752    14,279,875
                                                                  -----------   -----------

STOCKHOLDERS' EQUITY:
Common stock, $.10 par value; authorized 10,083,500
  shares; issued, 1995-5,274,719 shares; 1994-5,272,219 shares        527,472       527,222
Additional paid-in capital                                         15,647,413    15,643,913
Retained Earnings                                                   6,584,153     6,041,535
Less: Common stock held in treasury - 1995 & 1994-2,755 shares        (36,541)      (36,541)
           Unamortized restricted stock                            (3,900,000)   (3,900,000)

                                                                  -----------   -----------
                    Total stockholders' equity                     18,822,497    18,276,129
                                                                  -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $32,110,249   $32,556,004
                                                                  ===========   ===========

  See notes to consolidated financial statements

                                                              3 of 11

METATEC  CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------


CONSOLIDATED  STATEMENTS  OF  EARNINGS
For  The  Three  Months  Ended March 31, 1995  and  1994
- ------------------------------------------------------------------------------------------------
                                                                        1995             1994
                                                                        ----             ----

REVENUES                                                           $  9,178,622     $  6,006,937

COSTS AND EXPENSES:
   Cost of products sold                                              5,133,954        3,612,484
   Selling, general and administrative                                2,991,855        2,274,869
                                                                    -----------      -----------

                Total costs and expenses                              8,125,809        5,887,353
                                                                    -----------      -----------

OPERATING INCOME                                                      1,052,813          119,584

   Interest and other income - net                                       17,276           60,721
   Interest expense                                                    (190,871)          (8,281)
                                                                    -----------      -----------

EARNINGS BEFORE INCOME TAXES                                            879,218          172,024

INCOME TAXES                                                            336,600           51,600
                                                                    -----------      -----------

NET EARNINGS                                                       $    542,618     $    120,424
                                                                    ===========      ===========

WEIGHTED  AVERAGE  NUMBER  OF  SHARES  OUTSTANDING                    5,408,670        5,021,595
                                                                    ===========      ===========

NET EARNINGS PER  COMMON SHARE                                     $       0.10     $       0.02
                                                                    ===========      ===========

See notes to consolidated financial statements


                                                              4 of 11

METATEC CORPORATION AND SUBSIDIARIES
- ----------------------------------------------


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For The Three Months Ended March 31, 1995                   (unaudited)
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                 Additional                               Unamortized
                                                     Common       Paid-in        Retained     Treasury     Restricted
                                                      Stock       Capital        Earnings       Stock        Stock          Total
                                                    ---------   ------------    -----------   ---------   ------------   -----------
BALANCE, DECEMBER 31, 1994                         $ 527,222   $ 15,643,913    $ 6,041,535   $ (36,541)  $ (3,900,000)  $ 18,276,129

Stock options exercised                                  250          3,500                                                    3,750

Net earnings three months ended March 31, 1995                                     542,618                                   542,618

                                                    ---------   ------------    -----------   ---------   ------------   -----------
BALANCE, MARCH 31, 1995                            $ 527,472   $ 15,647,413    $ 6,584,153   $ (36,541)  $ (3,900,000)  $ 18,822,497
                                                    =========   ============    ===========   =========   ============   ===========


See notes to consolidated financial statements




                                                              5 of 11

METATEC CORPORATION AND SUBSIDIARIES
- ---------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 1995 and 1994
                                                                                                          (Unaudited)
- --------------------------------------------------------------------------------------------------------------------------------
                                                                                                   1995                  1994
                                                                                                   ----                  ----
   Net earnings                                                                               $    542,618          $    120,424
   Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization                                                               1,022,520               613,006
     Net loss (gain) on sales of assets                                                             12,435                (6,986)
     Changes in assets and liabilities:
        Accounts receivable                                                                         16,051                71,281
        Inventory                                                                                 (184,143)             (186,453)
        Prepaid expenses and other current assets                                                 (153,892)              (18,227)
        Accounts payable, deferred income tax liability and other current liabilities             (636,284)              276,841
        Unearned income                                                                           (122,334)             (131,020)
                                                                                               ------------          ------------
                    Net cash provided by operating activities                                      496,971               738,866
                                                                                               ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in long-term notes receivable and other assets                                           2,830                 2,646
   Purchase of property, plant and equipment                                                    (1,927,763)           (8,810,848)
   Proceeds from the sale of fixed assets                                                          297,200               150,000
                                                                                               ------------          ------------
                    Net cash used in investing activities                                       (1,627,733)           (8,658,202)
                                                                                               ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in notes payable                                                                             0             4,800,000
   Payment of notes and leases payable                                                            (233,505)              (18,408)
   Stock options exercised                                                                           3,750                88,051
                                                                                               ------------          ------------
                    Net cash provided by (used in) financing activities                           (229,755)            4,869,643
                                                                                               ------------          ------------


DECREASE IN CASH AND CASH EQUIVALENTS                                                           (1,360,517)           (3,049,693)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 2,167,518             4,849,710
                                                                                               ------------          ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $    807,001          $  1,800,017
                                                                                               ============          ============
SUPPLEMENTAL  CASH  FLOW  DISCLOSURES:

   Interest paid                                                                              $    190,871          $      8,281
                                                                                               ============          ============
   Income taxes paid                                                                          $    180,119          $      4,000
                                                                                               ============          ============

See notes to consolidated financial statements


                                                              6 of 11

                      METATEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. BASIS OF PRESENTATION - The consolidated balance sheet as of March 31, 1995, the consolidated statements of earnings for the three-months ended March 31, 1995 and March 31, 1994, the consolidated statement of stockholders' equity for the three months ended March 31, 1995, and the consolidated statements of cash flows for the three month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with generally accepted accounting principles, the financial position, results of operations and changes in cash flows for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1994 annual report on Form 10-K. The results of operations for the period ended March 31, 1995 are not necessarily indicative of the results for the full year.

2. PROPERTY, PLANT AND EQUIPMENT COMMITMENTS - The Company has commitments under contracts for the purchase of property and equipment. Portions of such contracts not completed as of March 31, 1995 are not reflected in the consolidated financial statements. The unrecorded commitments amounted to approximately $2,762,152 at March 31, 1995.





                                    7 of 11

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

       Total revenues increased by approximately 53% from $6,007,000 for the three months ended March 31, 1994 to approximately $9,179,000 for the three months ended March 31, 1995. This increase resulted from CD-ROM Manufacturing Services and Software Services, with revenues of approximately $6,318,000 and $954,000 respectively, increasing approximately a combined $3,320,000 or 84%. This increase was partially offset by an approximate $162,000 decrease, or 23%, in Publishing Services revenues. Included in Manufacturing Services are radio syndication revenues of approximately $1,371,000, which remained constant for the three months ended March 31, 1995 as compared to the same period of the prior year. CD-ROM Manufacturing Services and Software Services revenue increases resulted from the Company's continued focus on the business and information services CD-ROM market. Publishing Services revenue decreased primarily as a result of a drop in sales of a product consisting of six different back issues of NautilusCD.

      The number of subscribers to NautilusCD increased from approximately 11,300 as of March 31, 1994 to approximately 17,800 as of March 31, 1995. This resulted in minimal revenue growth in subscription sales due to a decrease in the domestic per-issue price of NautilusCD from $9.95 to $6.95 in the second quarter of 1994.

       Cost of products sold was 56% of revenues for the three months ended March 31, 1995 as compared to 60% of revenues for the same period of the prior year. This decrease in the cost of products sold is primarily attributed to greater manufacturing efficiencies and increased production volumes.

       Selling, general and administrative expenses increased to $2,991,855, or 33% of revenues, for the three months ended March 31, 1995 as compared to $2,274,869, or 38% of revenues, for the three months ended March 31, 1994.
This increase of $716,986 is primarily attributed to increased personnel costs, higher outside sales office costs, increased depreciation, and higher facility occupancy costs as a result of the Company's increased corporate office space. Increased personnel costs resulted primarily from increased staffing in the sales and administrative functions.

       Interest and other income for the three months ended March 31, 1995 was $17,276 as compared to $60,721 for the three months ended March 31, 1994. This decrease is attributed to lower cash balances available for investment purposes in the three months ended March 31, 1995 as compared to the same period of the prior years.

       Interest expense for the three months ended March 31, 1995 was $190,871 as compared to $8,281 for the three months ended March 31, 1994. This increase is attributed to higher long-term debt balances (including current maturities) which were incurred as a result of the purchase and expansion of the Company's primary manufacturing and office facility.


                                    8 of 11

                      METATEC CORPORATION AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

       For the three months ended March 31, 1995 an income tax provision of $336,600 was applied to earnings before income taxes based upon management's estimate of the full year 1995 expected income tax rate of approximately 38%. For the three months ended March 31, 1994 an income tax provision of $51,600 was applied to earnings before income taxes based upon management's estimate of the full year 1994 expected income tax rate of approximately 30%. The 1994 expected income tax rate was lower than the 1995 expected income tax rate primarily due to the use of the net operating loss carryforwards in 1994.

       For the three months ended March 31, 1995 net earnings were $542,618 compared to $120,424 for the three months ended March 31, 1994. Net earnings per common share was $0.10 for the three months ended March 31, 1995 as compared to $0.02 for the same period of the prior year. The increase in the weighted average number of shares from 5,021,595 for the three months ended March 31, 1994 to 5,408,670 for the three months ended March 31, 1995 is primarily a result of Shares earned under the Restricted Share Agreement with an executive officer of the Company.


LIQUIDITY AND CAPITAL RESOURCES

       Cash and cash equivalents were $807,001 as of March 31, 1995 as compared to $2,167,518 as of December 31, 1994. The Company financed its business in 1994 through cash generated from operations, long-term debt, and available cash balances. For the three months ended March 31, 1995, the Company financed its business through cash generated from operations of $496,971 and available cash balances.

       The Company has initiated a 1995 capacity expansion program through the placement of mastering and replication equipment purchase orders. The Company's obligation under these purchase commitments as of March 31, 1995 totalled approximately $2,762,000. The mastering and replication equipment is scheduled for delivery and installation in the second half of 1995.

       The Company filed a Form S-1 registration statement with the Securities and Exchange Commission on April 21, 1995 for the sale of 1,500,000 additional common shares of the Company (such registration statement is not yet effective). The proceeds are to be used to repay approximately $8,128,000 in bank indebtedness, purchase approximately $5,000,000 in mastering and replication equipment and the balance of the proceeds for general corporate and working capital purposes.


                                    9 of 11

                      METATEC CORPORATION AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (Continued)

       With its current cash balances, the availability of the $4,000,000 line of credit under the Company's revolving loan agreement (which matures in April
1996), the net proceeds of the pending 1,500,000 share offering, and funds generated from operations, the Company believes that it has sufficient liquidity and capital resources to meet its capital expenditure requirements and operating needs for the foreseeable future.





                                    10 of 11

                     METATEC CORPORATION AND SUBSIDIARIES
                     ------------------------------------
                          PART II - OTHER INFORMATION
                          ---------------------------

Items 1-3.  Inapplicable
            ------------

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------
        (a) The annual meeting of stockholders was held April 27, 1995.
        (b) Jerry D. Miller, Gregory T. Tillar and James V. Pickett were elected as Directors. A. Grant Bowen, Jeffrey M. Wilkins, William H. Largent, E. David Crockett and Peter J. Kight continue as Directors. Dan R.E. Thomas resigned as a Director effective at the end of the Company's 1995 annual meeting of stockholders held on April 27, 1995.
        (c) The proposal to amend the Company's 1992 Directors' Stock Option Plan was adopted with 3,481,481 votes for, 68,671 votes against and 61,606 votes abstained/withheld. The following three Directors were elected to three year terms, Jerry D. Miller with 3,578,038 votes for and 34,000 votes withheld, Gregory T. Tillar with 3,583,688 votes for and 28,350 votes withheld and James V. Pickett with 3,589,214 votes for and 22,824 votes withheld.
        (d) Inapplicable.

Item 5.  Inapplicable
         ------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         a) No exhibits are filed as a part of this report on Form 10-Q.
         b) On March 28, 1995, a current report on Form 8-K, dated September 1, 1994, was filed with the Securities and Exchange Commission reporting under items 2 and 7.

                                   SIGNATURES
                                   ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Metatec Corporation

                                               William H. Largent
                                           BY: William H. Largent
Date: May 9, 1995                          Executive Vice President,
                                           Finance and
                                           Chief Financial Officer
                                           (authorized signatory-
                                           principal financial and
                                           accounting officer)


                                    11 of 11