Form 10-Q
period 1995-06-30
METATEC CORP
filed 1995-08-07
CIK 203200

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

   ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       OR

  (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                           Commission File No. 0-9220

                              METATEC CORPORATION
             (Exact name of Registrant as specified in its charter)

           FLORIDA                                        59-1698890
    (State of Incorporation)               (IRS Employer Identification No.)

7001 Metatec Boulevard
   Dublin, Ohio                                                        43017
 (Address of principal executive offices)                             (Zip code)

    Registrant's telephone number, including area code:    (614)   761-2000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---     ----
      Number of Common Shares outstanding as of July 27, 1995:  7,010,964



                                    1 of 12

                                            METATEC CORPORATION AND SUBSIDIARIES
                                            ------------------------------------

                                                   INDEX                             PAGE
                                                   -----                             ----
Part I : Financial Information

         Item 1 - Financial Statements
                          Consolidated Balance Sheets as of June 30,
                          1995 (unaudited) and December 31, 1994                       3

                          Consolidated Statements of Earnings
                          for the three months ended June 30, 1995
                          and 1994 (unaudited)                                         4

                          Consolidated Statements of Earnings
                          for the six months ended June 30, 1995
                          and 1994 (unaudited)                                         5

                          Consolidated Statement of Stockholders'
                          Equity for the six months ended
                          June 30, 1995 (unaudited)                                    6

                          Consolidated Statements of Cash Flows
                          for the six months ended June 30,
                          1995 and 1994 (unaudited)                                    7

                          Notes to Consolidated Financial
                          Statements (unaudited)                                       8

         Item 2 - Management's Discussion and Analysis of
                          Financial Condition and Results of Operations               9-11

Part II: Other Information

                 Items 1-6                                                             12

                 Signatures                                                            12

                                                              2 of 12


METATEC CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
As of June 30, 1995 and December 31, 1994
------------------------------------------------------------------------------------------------------------------------------------

ASSETS                                                            1995                            1994
------                                                             ----                            ----
                                                               (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                  $ 9,030,710                       $ 2,167,518
   Accounts receivable, net of allowance for
       doubtful accounts of $295,000 and $269,000               3,953,414                         4,092,038
   Inventory                                                      853,478                           602,773
   Current portion of long-term notes receivable                   11,797                            11,597
   Prepaid expenses                                               828,764                           460,258
   Deferred income taxes                                          535,000                           522,000
                                                              -----------                       -----------
                    Total current assets                       15,213,163                         7,856,184
                                                              -----------                       -----------
Long-Term Notes Receivable, Less Current Portion                  220,320                           226,225
                                                              -----------                       -----------

PROPERTY, PLANT AND EQUIPMENT- Net                             26,431,357                        24,081,612
                                                              -----------                       -----------
OTHER ASSETS:
   Goodwill                                                       290,523                           314,283
   Other                                                           77,700                            77,700
                                                              -----------                       -----------

                     Total other assets                           368,223                           391,983
                                                              -----------                       -----------





TOTAL ASSETS                                                  $42,233,063                       $32,556,004
                                                              ===========                       ===========




LIABILITIES AND STOCKHOLDERS' EQUITY                                        1995                              1994
------------------------------------                                        ----                              ----
                                                                        (unaudited)
    CURRENT LIABILITIES:
       Current maturities of long-term debt and
            capital lease obligations                                  $    86,235                       $   975,335
       Accounts payable                                                  1,661,565                         2,462,243
       Accrued royalties                                                   730,233                           559,157
       Accrued personal property taxes                                     380,914                           378,210
       Accrued payroll                                                     301,570                           359,400
       Accrued income taxes                                                320,559                           285,371
       Other accrued expenses                                              467,973                           411,585
       Unearned income                                                     645,673                           888,940
                                                                       -----------                       -----------
                        Total current liabilities                        4,594,722                         6,320,241

    Long-Term Debt and Capital Lease Obligations,
       Less Current Maturities                                             150,617                         7,644,634
    Deferred income taxes                                                  340,000                           315,000
                                                                       -----------                       -----------
                        Total liabilities                                5,085,339                        14,279,875
                                                                       -----------                       -----------
    STOCKHOLDERS' EQUITY:
    Common stock, $.10 par value; authorized 10,083,500
      shares; issued,1995-7,013,719 shares;1994-5,272,219 shares           701,372                           527,222
    Additional paid-in capital                                          33,430,845                        15,643,913
    Retained Earnings                                                    6,952,048                         6,041,535
    Less: Common stock held in treasury - 1995 & 1994-2,755 shares         (36,541)                          (36,541)
               Unamortized restricted stock                             (3,900,000)                       (3,900,000)
                                                                       -----------                       -----------
                        Total stockholders' equity                      37,147,724                        18,276,129
                                                                       -----------                       -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $42,233,063                       $32,556,004
                                                                       ===========                       ===========


  See notes to consolidated financial statements.


                                   3 of 12

METATEC CORPORATION AND SUBSIDIARIES
---------------------------------------------

CONSOLIDATED STATEMENTS OF EARNINGS
For The Three Months Ended June 30, 1995 and 1994                                   (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                           1995                    1994
                                                                           ----                    -----

REVENUES                                                                $8,754,016               $6,538,579
                                                                        ----------               ----------
COST AND EXPENSES:
     Cost of products sold                                               5,092,568                3,735,849
     Selling, general and administrative                                 3,004,232                2,359,505
                                                                        ----------               ----------

              Total costs and expenses                                   8,096,800                6,095,354
                                                                        ----------               ----------

OPERATING INCOME                                                           657,216                  443,225

     Interest and other income - net                                        60,860                   19,933
     Interest expense                                                     (123,581)                  (6,033)
                                                                        ----------               ----------

EARNINGS BEFORE INCOME TAXES                                               594,495                  457,125

INCOME TAXES                                                               226,600                  148,500
                                                                        ----------               ----------

NET EARNINGS                                                            $  367,895               $  308,625
                                                                        ==========               ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                            6,130,347                5,070,717
                                                                        ==========               ==========

NET EARNINGS PER COMMON SHARE                                           $     0.06               $     0.06
                                                                        ==========               ==========

See notes to consolidated financial statements.


                                   4 of 12

METATEC CORPORATION AND SUBSIDIARIES
---------------------------------------------

CONSOLIDATED STATEMENTS OF EARNINGS
For The Six Months Ended June 30, 1995 and 1994                                   (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                           1995                    1994
                                                                           ----                    -----

REVENUES                                                               $17,932,638              $12,545,516
                                                                       -----------              -----------
COST AND EXPENSES:
     Cost of products sold                                              10,226,522                7,348,333
     Selling, general and administrative                                 5,996,087                4,634,374
                                                                       -----------              -----------

              Total costs and expenses                                  16,222,609               11,982,707
                                                                       -----------              -----------

OPERATING INCOME                                                         1,710,029                  562,809

     Interest and other income - net                                        78,136                   80,654
     Interest expense                                                     (314,452)                 (14,314)
                                                                       -----------              -----------

EARNINGS BEFORE INCOME TAXES                                             1,473,713                  629,149

INCOME TAXES                                                               563,200                  200,100
                                                                       -----------              -----------

NET EARNINGS                                                           $   910,513              $   429,049
                                                                       ===========              ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                            5,776,707                5,046,156
                                                                       ===========              ===========

NET EARNINGS PER COMMON SHARE                                          $      0.16              $      0.08
                                                                       ===========              ===========

See notes to consolidated financial statements.

                                   5 of 12

METATEC CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For The Six Months Ended June 30, 1995                                                       (unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                    Additional                                 Unamortized
                                        Common       Paid-in       Retained      Treasury       Restricted
                                        Stock        Capital       Earnings       Stock          Stock              Total
                                      ----------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994            $527,222     $15,643,913    $6,041,535    $(36,541)     $(3,900,000)       $18,276,129

Stock options exercised                    250           3,500                                                         3,750

Net earnings three months ended
  March 31, 1995                                                     542,618                                         542,618
                                      --------     -----------    ----------    --------      -----------        -----------
BALANCE, MARCH 31, 1995                527,472      15,647,413     6,584,153     (36,541)      (3,900,000)        18,822,497

Stock options exercised                  1,400          41,150                                                        42,550

Shares issued pursuant to a
  public offering, net costs of
  $283,968                             172,500      17,742,282                                                    17,914,782

Net earnings three months ended
  June 30, 1995                                                      367,895                                         367,895
                                      --------     -----------    ----------    --------      -----------        -----------
BALANCE JUNE 30, 1995                 $701,372     $33,430,845    $6,952,048    $(36,541)     $(3,900,000)       $37,147,724
                                      ========     ===========    ==========    ========      ===========        ===========



See notes to consolidated financial statements.

                                    6 of 12

METATEC CORPORATION AND SUBSIDIARIES
---------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1995 and 1994                                                      (Unaudited)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                  1995              1994
                                                                                                  ----              ----
   Net earnings                                                                             $    910,513      $    429,049
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                                            2,047,428         1,352,286
      Net loss (gain) on sales of assets                                                          11,816            (6,986)
      Changes in assets and liabilities:
         Accounts receivable                                                                     138,624           (99,972)
         Inventory                                                                              (250,705)         (146,365)
         Prepaid expenses and other current assets                                              (381,506)           66,336
         Accounts payable, deferred income tax liability and other current liabilities          (568,152)          380,741
         Unearned income                                                                        (243,267)         (265,835)
                                                                                             -------------     -------------
               Net cash provided by operating activities                                       1,664,751         1,709,254
                                                                                             -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in long-term notes receivable and other assets                                         5,705            25,336
   Purchase of property, plant and equipment                                                  (4,683,529)       (6,912,415)
   Proceeds from the sale of fixed assets                                                        298,300           150,000
                                                                                             -------------     -------------
               Net cash used in investing activities                                          (4,379,524)       (6,737,079)
                                                                                             -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of stock                                                            17,914,782                 0
   Increase in long-term debt                                                                          0           950,000
   Payment of notes and leases payable                                                        (8,383,117)          (39,581)
   Stock options exercised                                                                        46,300           128,223
                                                                                             -------------     -------------
               Net cash provided by financing activities                                       9,577,965         1,038,642
                                                                                             -------------     -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               6,863,192        (3,989,183)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               2,167,518         4,849,710
                                                                                             -------------     -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $   9,030,710      $    860,527
                                                                                             =============     =============
SUPPLEMENTAL CASH FLOW DISCLOSURES:

   Interest paid                                                                           $     314,452      $     14,314
                                                                                            ==============     =============

   Income taxes paid                                                                       $     529,619      $    109,000
                                                                                            ==============     =============

See note to consolidated financial statements.


                                                              7 of 12

                      METATEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. BASIS OF PRESENTATION - The consolidated balance sheet as of June
30, 1995, the consolidated statements of earnings for the three months and six months ended June 30, 1995 and June 30, 1994, the consolidated statement of stockholders' equity for the six months ended June 30, 1995, and the consolidated statements of cash flows for the six month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with generally accepted accounting principles, the financial position, results of operations and changes in cash flows for all periods presented have been made.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1994 annual report on Form 10-K. The results of operations for the period ended June 30, 1995 are not necessarily indicative of the results for the full year.

2. PROPERTY, PLANT AND EQUIPMENT COMMITMENTS - The Company has commitments under contracts for the purchase of property and equipment. Portions of such contracts not completed as of June 30, 1995 are not reflected in the consolidated financial statements. The unrecorded commitments amounted to approximately $1,250,000 at June 30, 1995.

3. COMMON STOCK OFFERING - The Company completed a secondary public stock offering of 1,725,000 common shares during the three months ended June 30, 1995 generating net proceeds to the company of $17,914,782. Of the total net proceeds approximately $8,100,000 was used during the three month period ended June 30, 1995 to reduce bank indebtedness with the balance invested in short-term money market obligations, commercial paper and U.S. Treasury bills.





                                    8 of 12

                      METATEC CORPORATION AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        Total revenues increased by approximately 34% from $6,539,000 for the three months ended June 30, 1994 to approximately $8,754,000 for the three months ended June 30, 1995. This increase resulted from CD-ROM Manufacturing Services and Software Services, with revenues of approximately $5,867,000 and $1,040,000 respectively, increasing approximately a combined $2,405,000 or 53%. This increase was partially offset by an approximate $159,000 decrease, or 26%, in Publishing Services revenues which were approximately $458,000 for the three months ended June 30, 1995. Manufacturing Services also produced radio syndication revenues which totaled approximately $1,389,000 for the three months ended June 30, 1995, as compared to approximately $1,419,000 for the three months ended June 30, 1994. CD-ROM Manufacturing Services and Software Services revenue increases resulted from the Company's continued focus on the business and information services CD-ROM market. Publishing Services revenues decreased as a result of a drop in NautilusCD subscription revenue and related retail product sales.

        Total revenues increased by approximately 43% from $12,546,000 for the six months ended June 30, 1994 to approximately $17,933,000 for the six months ended June 30, 1995. This increase resulted from CD-ROM Manufacturing Services and Software Services, with revenues of approximately $12,186,000 and $1,994,000 respectively, increasing approximately a combined $5,726,000 or 68%. This increase was partially offset by an approximate $322,000 decrease, or 25%, in Publishing Services revenues which were approximately $994,000 for the six months ended June 30, 1995. Manufacturing Services also produced radio syndication revenues which totaled approximately $2,760,000 for the six months ended June 30, 1995, as compared to approximately $2,776,000 for the six months ended June 30, 1994. CD-ROM Manufacturing Services and Software Services revenue increases resulted from the Company's continued focus on the business and information services CD-ROM market. Publishing Services revenues decreased as a result of a drop in NautilusCD subscription revenue and related retail product sales.

        The number of subscribers to NautilusCD increased from approximately 11,300 as of June 30, 1994 to approximately 16,200 as of June 30, 1995. This resulted in a decrease in subscription revenue for the three months ended June 30, 1995 as compared to the same period of the prior year due to a decrease in the domestic per-issue price of NautilusCD from $9.95 to $6.95 which became effective in the second quarter of 1994.

        Cost of products sold was 58% of revenues for the three months ended June 30, 1995 as compared to 57% of revenues for the same period of the prior year. Cost of products sold was 57% of revenues for the six months ended June 30, 1995 as compared to 59% of revenues for the same period of the prior year. This decrease in the cost of products sold for the six months is primarily attributed to greater manufacturing efficiencies and increased production volumes.




                                    9 of 12

                      METATEC CORPORATION AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

        Selling, general and administrative expenses increased to $3,004,232, or 34% of revenues, for the three months ended June 30, 1995 as compared to $2,359,505, or 36% of revenues, for the three months ended June 30, 1994. Selling, general and administrative expenses increased to $5,996,087, or 33% of revenues, for the six months ended June 30, 1995 as compared to $4,634,374, or 37% of revenues, for the six months ended June 30, 1994. This increase for the six month period of $1,361,713 is primarily attributed to increased personnel costs, higher outside sales office costs, increased depreciation, and higher facility occupancy costs as a result of the Company's increased corporate office space. Increased personnel costs resulted primarily from increased staffing in the sales and administrative functions.

        Interest and other income for the three months ended June 30, 1995 was $60,860 as compared to $19,933 for the three months ended June 30, 1994. This increase is attributed to higher cash balances available for investment purposes in the three months ended June 30, 1995 as compared to the same period of the prior year. The increased cash balances are primarily as a result of funds generated through the secondary public stock offering completed during the three month period ended June 30, 1995, as more fully discussed below. Interest and other income for the six months ended June 30, 1995 was $78,136 as compared to $80,654 for the six months ended June 30, 1994. The six months ended June 30, 1994 included gains on the sale of property, plant and equipment.

        Interest expense for the three months ended June 30, 1995 was $123,581 as compared to $6,033 for the three months ended June 30, 1994. Interest expense for the six months ended June 30, 1995 was $314,452 as compared to $14,314 for the six months ended June 30, 1994. This increase is attributed to higher long-term debt balances (including current maturities) which were incurred as a result of the purchase and expansion of the Company's primary manufacturing and office facility. These debt balances were paid off during the three months ended June 30, 1995 with a portion of the previously noted public stock offering proceeds.

        For the three months and six months ended June 30, 1995 an income tax provision of $226,600 and $563,200 respectively, was applied to earnings before income taxes based upon management's estimate of the full year 1995 expected income tax rate of approximately 38%. For the three months and six months ended June 30, 1994 an income tax provision of $148,500 and $200,100 was applied to earnings before income taxes based upon management's estimate of the full year 1994 expected income tax rate of approximately 30%. The 1994 expected income tax rate was lower than the 1995 expected income tax rate primarily due to the use of the net operating loss carryforwards in 1994.

        For the three months ended June 30, 1995 net earnings were $367,895 compared to $308,625 for the three months ended June 30, 1994. Net earnings per common share was $0.06 for the three months ended June 30, 1995 as compared to $0.06 for the same period of the prior year. The increase in the weighted average number of shares from 5,070,717 for the three months ended June 30, 1994 to 6,130,347 for the three months ended June 30, 1995 is primarily a result of the secondary public stock offering of 1,725,000 common shares, which occurred during the three months ended June 30, 1995 and shares earned under the Restricted Share Agreement with an executive officer of the Company.

                                   10 of 12

                      METATEC CORPORATION AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

        For the six months ended June 30, 1995 net earnings were $910,513 compared to $429,049 for the six months ended June 30, 1994. Net earnings per common share was $0.16 for the six months ended June 30, 1995 as compared to $0.08 for the same period of the prior year. The increase in the weighted average number of shares from 5,046,156 for the six months ended June 30, 1994 to 5,776,707 for the six months ended June 30, 1995 is primarily a result of the secondary public stock offering of 1,725,000 common shares, which occurred during the three months ended June 30, 1995 and shares earned under the Restricted Share Agreement with an executive officer of the Company.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents were $9,030,710 as of June 30, 1995 as compared to $2,167,518 as of December 31, 1994. The Company financed its business in 1994 through cash generated from operations, long-term debt, and available cash balances. For the six months ended June 30, 1995, the Company financed its business through cash generated from operations of $1,664,751, the issuance of 1,725,000 common shares through a public stock offering which generated $17,914,782 and with available cash balances.

        The Company has initiated a 1995 capacity expansion program through the placement of purchase orders for mastering and replication equipment. The Company's obligation under these purchase commitments as of June 30, 1995 totalled approximately $1,250,000. The mastering and replication equipment was delivered and installed in July of 1995. For the six months ended June 30, 1995 the Company has invested $4,683,529 in new property, plant and equipment the majority of which relates to capacity expansion.

        The Company completed the sale of 1,725,000 common shares during the three months ended June 30, 1995 generating net proceeds to the Company of $17,914,782. A portion of the proceeds were used to repay approximately $8,100,000 in bank indebtedness with the balance to be used for the purchase of approximately $5,000,000 in mastering and replication equipment and for general corporate and working capital purposes. As of June 30, 1995 the funds are invested in short-term money market obligations, commercial paper and U.S. Treasury bills.


        With its current cash balances, the availability of the $4,000,000 line of credit under the Company's revolving loan agreement (which matures in April
1996) and funds generated from operations, the Company believes that it has sufficient liquidity and capital resources to meet its capital expenditure requirements and operating needs for the foreseeable future.





                                    11 of 12

                         PART II - OTHER INFORMATION
                         ----------------------------

Items 1-3.  Inapplicable
            ------------
Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
  a,b & c) The results of the April 27, 1995 stockholders meeting were reported in the Form 10Q filed for the quarterly period ended March 31, 1995.
  d)  Inapplicable
      ------------
Item 5.  Inapplicable
         ------------
Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
  a) No exhibits are filed as a part of this report on Form 10-Q.
  b) No reports on Form 8-K have been filed during the quarter ended June 30, 1995.

                                  SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Metatec Corporation


                                        BY: William H. Largent
Date: July 31, 1995                     Executive Vice President,
                                        Finance and
                                        Chief Financial Officer
                                        (authorized signatory-
                                        principal financial and
                                        accounting officer)





                                    12 of 12