Form 10-Q
period 1995-09-30
METATEC CORP
filed 1995-11-07
CIK 203200

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                                   FORM 10-Q

   ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

                                       OR

  (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the transition period from        to
                                               -------   ------

                           Commission File No. 0-9220

                              METATEC CORPORATION
             (Exact name of Registrant as specified in its charter)

                FLORIDA                                    59-1698890
        (State of Incorporation)               (IRS Employer Identification No.)

         7001 Metatec Boulevard
               Dublin, Ohio                                             43017
(Address of principal executive offices)                             (Zip code)

Registrant's telephone number, including area code:    (614)   761-2000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Number of Common Shares outstanding as of October 30, 1995:  7,040,754


                                   1 of 12

                      METATEC CORPORATION AND SUBSIDIARIES
                      ------------------------------------

                                                INDEX                    PAGE
                                                -----                    ----
Part I: Financial Information
     Item 1 - Financial Statements
                  Consolidated Balance Sheets as of September 30,
                  1995 (unaudited) and December 31, 1994                   3

                  Consolidated Statements of Earnings
                  for the three months ended September 30, 1995
                  and 1994 (unaudited)                                     4

                  Consolidated Statements of Earnings
                  for the nine months ended September 30, 1995
                  and 1994 (unaudited)                                     5

                  Consolidated Statement of Stockholders'
                  Equity for the nine months ended
                  September 30, 1995 (unaudited)                           6

                  Consolidated Statements of Cash Flows
                  for the nine months ended September 30,
                  1995 and 1994 (unaudited)                                7

                  Notes to Consolidated Financial
                  Statements (unaudited)                                   8

     Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations              9-11

Part II: Other Information

            Items 1-6                                                      12

            Signatures                                                     12





                                   2 of 12

METATEC CORPORATION AND SUBSIDIARIES
------------------------------------

CONSOLIDATED BALANCE SHEETS
As of September 30, 1995 and December 31, 1994
------------------------------------------------------------------------------------------------------------------------------------

ASSETS                                  1995             1994     LIABILITIES AND STOCKHOLDERS' EQUITY            1995       1994
------                                  ----             ----     ------------------------------------            ----       ----
                                     (unaudited)                                                               (unaudited)
CURRENT ASSETS:                                                    CURRENT LIABILITIES:
 Cash and cash equivalents        $   6,794,858     $ 2,167,518     Current maturities of long-term debt and
 Accounts receivable,                                                capital lease obligations                $  80,268   $ 975,335
   net of allowance for
   doubtful accounts of $297,000      4,671,566       4,092,038     Accounts payable                          1,393,093   2,462,243
   and $269,000
 Inventory                              910,426         602,773     Accrued royalties                           828,410     559,157
 Current portion of long-term            11,797          11,597     Accrued personal property taxes             324,077     378,210
   notes receivable
 Prepaid expenses                       684,256         460,258     Accrued payroll                             624,357     359,400
 Deferred income taxes                  490,000         522,000     Accrued income taxes                        623,238     285,371
                                      ---------       ---------     Other accrued expenses                      490,572     411,585

           Total current assets      13,562,903       7,856,184     Unearned income                             391,009     888,940
                                     ----------       ---------                                               ---------    --------
                                                                             Total current liabilities        4,755,024   6,320,241
 Long-Term Notes Receivable,            217,398         226,225
   Less Current Portion              ----------       ---------

                                                                   Long-Term Debt and Capital Lease Obligations,
                                                                    Less Current Maturities                     135,025   7,644,634
 PROPERTY, PLANT AND EQUIPMENT- Net  28,997,476      24,081,612    Deferred income taxes                        360,000     315,000
                                     ----------      ----------
                                                                                                             ----------    --------
                                                                              Total liabilities               5,250,049  14,279,875
 OTHER ASSETS:                                                                                               ----------  ----------
   Goodwill                             278,643         314,283    STOCKHOLDERS' EQUITY:
   Other                                      0          77,700    Common stock, $.10 par value;
                                     ----------       ---------      authorized 10,083,500 shares;
                                                                     issued,1995-7,025,164 shares;
                                                                     1994-5,272,219 shares                      702,793     527,222
         Total other assets             278,643         391,983    Additional paid-in capital                33,461,591  15,643,913
                                      ---------        --------
                                                                   Retained Earnings                          7,578,528   6,041,535
                                                                   Less: Common stock held in treasury
                                                                     - 1995 & 1994-2,755 shares                 (36,541)    (36,541)
                                                                     Unamortized restricted stock            (3,900,000) (3,900,000)
                                                                                                           ------------  ----------
                                                                        Total stockholders' equity           37,806,371  18,276,129
                                                                                                           ------------  ----------
TOTAL ASSETS                      $  43,056,420    $ 32,556,004    TOTAL LIABILITIES AND STOCKHOLDERS'
                                  =============    ============        EQUITY                              $ 43,056,420 $32,556,004
                                                                                                           ============ ===========


  See notes to consolidated financial statements.

                                    3 of 12

METATEC CORPORATION AND SUBSIDIARIES
------------------------------------

CONSOLIDATED  STATEMENTS  OF  EARNINGS
For  The  Three  Months  Ended September 30, 1995 and 1994                      (Unaudited)
-------------------------------------------------------------------------------------------------
                                                                        1995            1994
                                                                        ----            ----
REVENUES                                                        $    9,434,662     $    7,694,259
                                                                 -------------     --------------

COSTS AND EXPENSES:
        Cost of products sold                                        5,690,866          4,316,107
        Selling, general and administrative                          2,866,952          2,786,939
                                                                 -------------     --------------

                            Total costs and expenses                 8,557,818          7,103,046
                                                                 -------------     --------------

OPERATING INCOME                                                       876,844            591,213

        Interest and other income - net                                152,430             11,716
        Interest expense                                                (4,294)           (37,567)
                                                                 -------------     --------------

EARNINGS BEFORE INCOME TAXES                                         1,024,980            565,362

INCOME TAXES                                                           398,500            180,400
                                                                 -------------     --------------

NET EARNINGS                                                   $       626,480     $      384,962
                                                                 =============     ==============

WEIGHTED  AVERAGE  NUMBER  OF  SHARES  OUTSTANDING                   7,192,542          5,122,810
                                                                 =============     ==============

NET EARNINGS PER  COMMON SHARE                                 $          0.09     $         0.08
                                                                 =============     ==============

See notes to consolidated financial statements.


                                                              4 of 12

METATEC  CORPORATION AND SUBSIDIARIES
-------------------------------------

CONSOLIDATED  STATEMENTS  OF  EARNINGS
For The Nine Months Ended September 30, 1995 and 1994                                   (Unaudited)
-----------------------------------------------------------------------------------------------------------------
                                                                                1995                    1994
                                                                                ----                    ----
REVENUES                                                                $    27,367,300            $   20,239,775
                                                                          -------------             -------------

COSTS AND EXPENSES:
        Cost of products sold                                                15,917,388                11,664,440
        Selling, general and administrative                                   8,863,039                 7,421,313
                                                                          -------------             -------------

                    Total costs and expenses                                 24,780,427                19,085,753
                                                                          -------------             -------------

OPERATING INCOME                                                              2,586,873                 1,154,022

        Interest and other income - net                                         230,566                    92,370
        Interest expense                                                       (318,746)                  (51,881)
                                                                          -------------             -------------

EARNINGS BEFORE INCOME TAXES                                                  2,498,693                 1,194,511

INCOME TAXES                                                                    961,700                   380,500
                                                                         --------------             -------------

NET EARNINGS                                                            $     1,536,993             $     814,011
                                                                         ==============             =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                 6,261,198                 5,071,707
                                                                         ==============             =============

NET EARNINGS PER COMMON SHARE                                           $          0.25             $        0.16
                                                                         ==============             =============

See notes to consolidated financial statements.




                                                              5 of 12

METATEC CORPORATION AND SUBSIDIARIES
------------------------------------

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For The Nine Months Ended September 30, 1995                                              (unaudited)
---------------------------------------------------------------------------------------------------------------------------
                                             Additional                                         Unamortized
                              Common          Paid-in         Retained          Treasury         Restricted
                               Stock           Capital         Earnings           Stock             Stock           Total
                             ---------      ------------     -----------        --------        -----------      ---------
BALANCE, DECEMBER 31, 1994    $  527,222    $  15,643,913    $  6,041,535     $ (36,541)      $  (3,900,000)   $ 18,276,129

Stock options exercised              250            3,500                                                             3,750

Net earnings three months ended                                   542,618                                           542,618
  March 31, 1995
                               --------     -------------    ------------     ----------      -------------     -----------
BALANCE, MARCH 31, 1995          527,472       15,647,413       6,584,153       (36,541)         (3,900,000)     18,822,497

Stock options exercised            1,400           41,150                                                            42,550

Shares issued pursuant to a
 public offering, net of
 costs of $283,968               172,500       17,742,282                                                        17,914,782

Net earnings three months
 ended June 30, 1995                                              367,895                                           367,895
                              ----------      -----------     -----------     ----------      -------------     -----------
BALANCE, JUNE 30, 1995           701,372       33,430,845       6,952,048       (36,541)         (3,900,000)     37,147,724

Stock options exercised            1,421           30,746                                                            32,167

Net earnings three months
 ended September 30, 1995                                         626,480                                           626,480
                             -----------      -----------      ----------     ---------       -------------     -----------
BALANCE, SEPTEMBER 30, 1995   $  702,793      $33,461,591      $7,578,528     $ (36,541)      $  (3,900,000)    $37,806,371
                             ===========      ===========      ==========     =========       =============     ===========

See notes to consolidated financial statements.

                                    6 of 12

METATEC CORPORATION AND SUBSIDIARIES
------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1995 and 1994                                               (Unaudited)
--------------------------------------------------------------------------------------------------------------------------
                                                                                                 1995            1994
                                                                                                 ----            ----
   Net earnings                                                                              $   1,536,993     $   814,011
   Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization                                                               3,229,865       2,256,898
     Net loss (gain) on sales of assets                                                            (19,819)        (29,633)
     Changes in assets and liabilities:
        Accounts receivable                                                                       (579,528)       (919,256)
        Inventory                                                                                 (307,653)       (243,594)
        Prepaid expenses and other current assets                                                 (191,998)       (132,254)
        Accounts payable, deferred income tax liability and other current liabilities             (127,219)        920,337
        Unearned income                                                                           (475,810)        (90,435)
                                                                                              ------------      ----------
              Net cash provided by operating activities                                          3,064,831       2,576,074
                                                                                              ------------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in long-term notes receivable and other assets                                         112,227         208,366
   Purchase of property, plant and equipment                                                    (8,486,591)    (10,010,966)
   Proceeds from the sale of fixed assets                                                          348,300         150,000
                                                                                              ------------    ------------
              Net cash used in investing activities                                             (8,026,064)     (9,652,600)
                                                                                              ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of stock                                                              17,914,782               0
   Increase in long-term debt                                                                            0       2,590,288
   Payment of notes and leases payable                                                          (8,404,676)       (517,521)
   Stock options exercised                                                                          78,467         181,224
                                                                                              ------------     -----------
              Net cash provided by financing activities                                          9,588,573       2,253,991
                                                                                              ------------     -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                 4,627,340      (4,822,535)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 2,167,518       4,849,710
                                                                                              ------------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $   6,794,858     $    27,175
                                                                                              ============     ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

   Interest paid                                                                             $     318,746     $    51,210
                                                                                              ============     ===========
   Income taxes paid                                                                         $     575,440     $   248,000
                                                                                              ============     ===========


See notes to consolidated financial statements.

                                    7 of 12

                      METATEC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. BASIS OF PRESENTATION - The consolidated balance sheet as of September 30, 1995, the consolidated statements of earnings for the three months and nine months ended September 30, 1995 and September 30, 1994, the consolidated statement of stockholders' equity for the nine months ended September 30, 1995, and the consolidated statements of cash flows for the nine month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with generally accepted accounting principles, the financial position, results of operations and changes in cash flows for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1994 annual report on Form 10-K. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the results for the full year.

2. PROPERTY, PLANT AND EQUIPMENT COMMITMENTS - The Company has commitments under contracts for the purchase of property and equipment. Portions of such contracts not completed as of September 30, 1995 are not reflected in the consolidated financial statements. The unrecorded commitments amounted to approximately $3,250,000 at September 30, 1995.

3. COMMON STOCK OFFERING - The Company completed a secondary public stock offering of 1,725,000 common shares during the three months ended June 30, 1995 generating net proceeds to the company of $17,914,782. Of the total net proceeds approximately $8,100,000 was used during the three month period ended June 30, 1995 to reduce bank indebtedness with the balance, a portion of which has been used to acquire property and equipment, invested in short-term money market obligations, commercial paper and U.S. Treasury bills.





                                   8 of 12

                      METATEC CORPORATION AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Total revenues increased by approximately 23% from $7,694,000 for the three months ended September 30, 1994 to approximately $9,435,000 for the three months ended September 30, 1995. This increase resulted from CD-ROM Manufacturing Services and Software Services, with revenues of approximately $6,330,000 and $1,106,000 respectively, increasing approximately a combined $1,742,000 or 31%. Publishing Services revenues also increased approximately $22,000, or 4%, with revenues of approximately $594,000 for the three months ended September 30, 1995. Manufacturing Services also produced radio syndication revenues which totaled approximately $1,405,000 for the three months ended September 30, 1995, as compared to approximately $1,428,000 for the three months ended September 30, 1994. CD-ROM Manufacturing Services and Software Services revenue increases resulted from the Company's continued focus on the business and information services CD-ROM market.

      Total revenues increased by approximately 35% from $20,240,000 for the nine months ended September 30, 1994 to approximately $27,367,000 for the nine months ended September 30, 1995. This increase resulted from CD-ROM Manufacturing Services and Software Services, with revenues of approximately $18,516,000 and $3,100,000 respectively, increasing approximately a combined $7,468,000 or 53%. This increase was partially offset by an approximate $300,000 decrease, or 16%, in Publishing Services revenues which were approximately $1,588,000 for the nine months ended September 30, 1995. Manufacturing Services also produced radio syndication revenues which totaled approximately $4,163,000 for the nine months ended September 30, 1995, as compared to approximately $4,204,000 for the nine months ended September 30, 1994. CD-ROM Manufacturing Services and Software Services revenue increases resulted from the Company's continued focus on the business and information services CD-ROM market. Publishing Services revenues decreased as a result of a drop in NautilusCD subscription revenue and related retail product sales. The number of subscribers to NautilusCD decreased from approximately 15,000 as of September 30, 1994 to approximately 13,700 as of September 30, 1995.

      Cost of products sold was 60% of revenues for the three months ended September 30, 1995 as compared to 56% of revenues for the same period of the
prior year.   Cost of products sold was 58% of revenues for the nine months ended September 30, 1995 and 1994.

      Selling, general and administrative expenses increased to $2,866,952, or 30% of revenues, for the three months ended September 30, 1995 as compared to $2,786,939, or 36% of revenues, for the three months ended September 30, 1994. Selling, general and administrative expenses increased to $8,863,039, or 32% of revenues, for the nine months ended September 30, 1995 as compared to $7,421,313 or 37% of revenues, for the nine months ended September 30, 1994. This increase for the





                                    9 of 12

                      METATEC CORPORATION AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

nine month period of $1,441,726 is primarily attributed to increased personnel costs, higher outside sales office costs, increased depreciation, and higher facility occupancy costs as a result of the Company's increased corporate office space. Increased personnel costs resulted primarily from increased staffing in the sales and information services functions.

      Interest and other income for the three months ended September 30, 1995 was $152,430 as compared to $11,716 for the three months ended September 30, 1994. This increase is attributed to higher cash balances available for investment purposes in the three months ended September 30, 1995 as compared to the same period of the prior year and included a one time gain on the sale of an asset of $25,900. The increased cash balances are primarily as a result of funds generated through the secondary public stock offering completed during the three month period ended June 30, 1995, as more fully discussed below. Interest and other income for the nine months ended September 30, 1995 was $230,566 as compared to $92,370 for the nine months ended September 30, 1994. The nine months ended September 30, 1994 included gains on the sale of property, plant and equipment.

      Interest expense for the three months ended September 30, 1995 was $4,294 as compared to $37,567 for the three months ended September 30, 1994.
Interest expense for the nine months ended September 30, 1995 was $318,746 as compared to $51,881 for the nine months ended September 30, 1994. This increase is attributed to higher long-term debt balances (including current maturities) which were incurred as a result of the purchase and expansion of the Company's primary manufacturing and office facility. These debt balances were paid off during the three months ended June 30, 1995 with a portion of the previously noted public stock offering proceeds.

      For the three months and nine months ended September 30, 1995 an income tax provision of $398,500 and $961,700 respectively, was applied to earnings before income taxes based upon management's estimate of the full year 1995 expected income tax rate of approximately 39%. For the three months and nine months ended September 30, 1994 an income tax provision of $180,400 and $380,500 was applied to earnings before income taxes based upon management's estimate of the full year 1994 expected income tax rate of approximately 32%. The 1994 expected income tax rate was lower than the 1995 expected income tax rate primarily due to the use of the net operating loss carryforwards in 1994.

      For the three months ended September 30, 1995 net earnings were $626,480 compared to $384,962 for the three months ended September 30, 1994. Net earnings per common share was $0.09 for the three months ended September 30, 1995 as compared to $0.08 for the same period of the prior year. The increase in the weighted average number of shares from 5,122,810 for the three months ended September 30, 1994 to 7,192,542 for the three months ended September 30, 1995 is primarily a result of the secondary public stock offering of 1,725,000 common shares, which occurred during the three months ended June 30, 1995 and shares earned under the Restricted Share Agreement with an executive officer of the Company.


                                   10 of 12

                      METATEC CORPORATION AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

      For the nine months ended September 30, 1995 net earnings were $1,536,993 compared to $814,011 for the nine months ended September 30, 1994. Net earnings per common share was $0.25 for the nine months ended September 30, 1995 as compared to $0.16 for the same period of the prior year. The increase in the weighted average number of shares from 5,071,707 for the nine months ended September 30, 1994 to 6,261,198 for the nine months ended September 30, 1995 is primarily a result of the secondary public stock offering of 1,725,000 common shares, which occurred during the three months ended June 30, 1995 and shares earned under the Restricted Share Agreement with an executive officer of the Company.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents were $6,794,858 as of September 30, 1995 as compared to $2,167,518 as of December 31, 1994. The Company financed its business in 1994 through cash generated from operations, long-term debt, and available cash balances. For the nine months ended September 30, 1995, the Company financed its business through cash generated from operations of $3,064,831, the issuance of 1,725,000 common shares through a public stock offering which generated $17,914,782 and with available cash balances.

      The Company initiated a capacity expansion program in mid 1995 through the placement of purchase orders for equipment. The Company's obligation under purchase commitments as of September 30, 1995 for the equipment not yet delivered or installed totalled approximately $3,250,000. The equipment is to be delivered and installed in the fourth quarter of 1995. For the nine months ended September 30, 1995 the Company has invested $8,486,591 in new property, plant and equipment, not including the previously noted approximate $3,250,000 under purchase commitment, the majority of which relates to the current capacity expansion program.

      The Company completed the sale of 1,725,000 common shares during the three months ended June 30, 1995 generating net proceeds to the Company of $17,914,782. A portion of the proceeds were used to repay approximately $8,100,000 in bank indebtedness with the balance to be used for the purchase of mastering and replication equipment and for general corporate and working capital purposes. As of September 30, 1995 the funds are invested in short-term money market obligations, commercial paper and U.S. Treasury bills.


      With its current cash balances, the availability of the $4,000,000 line of credit under the Company's revolving loan agreement (which matures in April
1996) and funds generated from operations, the Company believes that it has sufficient liquidity and capital resources to meet its capital expenditure requirements and operating needs for the foreseeable future.


                                   11 of 12

                          PART II - OTHER INFORMATION
                          ---------------------------

Items 1-5.  Inapplicable
            ------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
      a) No exhibits are filed as a part of this report on Form 10-Q.
      b) No reports on Form 8-K have been filed during the quarter ended September 30, 1995.

                                  SIGNATURES
                                  ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                            Metatec Corporation

                                            /s/   William H. Largent

                                            BY: William H. Largent
Date: October 30, 1995                      Executive Vice President,
                                            Finance and
                                            Chief Financial Officer
                                            (authorized signatory-
                                            principal financial and
                                            accounting officer)





                                    12 of 12