Form 10-K405
period 1995-12-31
METATEC CORP
filed 1996-03-26
CIK 203200

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended:  December 31, 1995

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

         Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X          No  ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

         The aggregate market value of the Common Shares held by nonaffiliates of the Registrant as of March 22, 1996, was $57,936,141.

         On March 22, 1996, the Registrant had 7,054,479 Common Shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's proxy statement for its annual meeting of shareholders to be held on April 24, 1996, which proxy statement was filed with the Securities and Exchange Commission on March 21, 1996, are incorporated by reference into Part III, Items 10, 11, 12, and 13 of this Report.

                              METATEC CORPORATION

                                   FORM 10-K

                                     PART I

ITEM 1.          BUSINESS

GENERAL

         Metatec Corporation, a Florida corporation (Metatec Corporation and its subsidiaries are hereinafter collectively referred to as the "Company"), is a leading information industry services company offering optical disc manufacturing and distribution, software development, and network services.
The Company is organized into two business divisions, the Manufacturing Services Group and the New Media Solutions Group. The Manufacturing Services Group provides CD-ROM (compact disc-read only memory) mastering, replication, and distribution services in addition to providing similar services to radio syndication customers for audio compact discs ("Audio CDs"). The New Media Solutions Group provides a broad range of software development and media preparation services for customers creating custom CD-ROM products and frequently published periodicals on optical media, offers network services for information publishers desiring integrated worldwide web access to support their CD-ROM publications, and produces and publishes NautilusCD, the first subscription-based monthly multimedia CD-ROM magazine.

         CD-ROM technology combines audio, video, text, and graphics in one medium with the capability to store, search, and retrieve vast quantities of information. One CD-ROM can contain up to 650 megabytes of data. The Company believes that businesses and individuals are increasingly turning to CD-ROM technology as a cost-effective means of organizing, storing, and disseminating large quantities of information quickly to widely diversified groups of users.

         The Company was incorporated as a Florida corporation on September 9, 1976. Since 1990, information distribution services have been the primary business of the Company. Prior to that time, the Company's primary business was the development and sale of real estate. In 1992, the Company discontinued its real estate operations through a distribution of its real estate assets in exchange for all of its outstanding Class B Common Shares. Pursuant to a recapitalization effected in May 1993, the Company's Class B Common Shares were eliminated as a class of shares.

INDUSTRY OVERVIEW

         The principal methods for the distribution of business information currently include print, CD-ROM, and on-line services. CD-ROM technology was initially used primarily by institutions, such as libraries, for storing and searching vast quantities of data. Although print remains the dominant vehicle for business information distribution, publishers and other companies are increasingly using CD-ROM as a cost-effective and portable format for distributing and providing access to large amounts of information, including multimedia applications and interactive software, to widely dispersed groups of users. In 1993, CD-ROM became one of the fastest-growing segments of the information services industry.

         CD-ROM drives were first available commercially in the mid-1980s, and, based on published industry information, the North American installed base of CD-ROM disc drives increased from less than 1.5 million in 1991 to approximately 50 million in 1995, and is estimated to be more than 80 million by the end of 1996. A major factor contributing to the successful establishment of CD-ROM is the degree of standardization achieved in the early stages of market development. Adherence to these standards has created a climate of acceptance among both publishers and device users. Domestic manufacturers of personal computers now offer CD-ROM drives as standard options on virtually all of their desk-top models.

         As a method of distributing business information, on-line services lend themselves to information which requires frequent or continuous updating. CD-ROM is a more cost-effective distribution method for large amounts of information which require less frequent updating and provides audio, video, text, and graphics capabilities in one medium.

         The Company believes that only a small percentage of applications suitable for CD-ROM have actually been implemented to date for both individuals and business. As a result of the proliferation of CD-ROM drives through embracement of CD-ROM technology by major computer hardware and software firms and the untapped number of applications of CD-ROM technology, the Company believes that the distribution of information to individuals and businesses through the use of CD-ROM technology will increase significantly.

PRINCIPAL PRODUCTS AND SERVICES

         Through its two business divisions which focus on market-specific CD-ROM product offerings, the Company serves as a one-stop source of CD-ROM solutions. The Manufacturing Services Group provides CD-ROM mastering, replication, and distribution services in addition to providing similar services to radio syndication customers for Audio CDs. In 1995, the New Media Solutions Group was formed which combined the previously reported Software Services and Publishing Services Groups. The New Media Solutions Group better reflects the Company's approach to the evolving markets it serves. This Group provides a broad range of software development and media preparation services for customers creating custom CD-ROM products and frequently published periodicals on optical media. This Group also offers network services for customers desiring integrated worldwide web access to support their CD-ROM publications.

           The following table sets forth the revenues from each of the foregoing activities and their approximate percentage contribution to sales during the periods indicated:

                                                        YEARS ENDED DECEMBER 31,
                            ---------------------------------------------------------------------------------
                                      1995                         1994                        1993
                            ---------------------------------------------------------------------------------
                               Sales      Percent           Sales       Percent          Sales       Percent
                               -----      -------           -----       -------          -----       -------
 Manufacturing Services
 Group:

    CD-ROM . . . . . .      $26,945,000        69%       $17,949,000        62%       $10,918,000     51%
    Radio  . . . . . .        5,578,000        14          5,666,000        20          5,650,000     27


 New Media Solutions
   Group . . . . . . .        6,738,000        17          5,328,000        18          4,394,000     20

 Audio CD(1) . . . . .              -0-        --               -0-         --            356,000      2
                           ------------   -------       ------------    -------       -----------    ----
 Total Revenues  . . .       39,261,000      100%        $28,943,000       100%       $21,318,000    100%
                           ============   =======       ============    =======       ===========    ====

---------------------------
(1) The Company has exited the Audio CD manufacturing business except for the radio syndication market.

         The Company focuses on increasing revenues from its CD-ROM manufacturing services and new media solutions services while maintaining its current market position within the mature radio syndication market. The Company's strategy targets customers which require turn-key CD-ROM publication services. Such customers generally have time-sensitive and recurring information distribution requirements and evolving technical and creative needs, demand high quality disc manufacturing, and may require fulfillment and distribution services directed to the ultimate user base. As an established independent manufacturer with the ability to produce efficiently the smaller production runs generally required by CD-ROM orders, the Company believes that it is strategically positioned to satisfy the needs of CD-ROM producers which require responsive turnaround on smaller orders and a high degree of personalized support and design services.

         MANUFACTURING SERVICES GROUP. The Company manufactures CD-ROMs and provides technical and creative services to design and assist in the marketing of new CD-ROM applications by its customers. The Company's services performed through the manufacturing process include conversion of data provided by customers to a digital format, encoding of the data on a master disc, replication from the master disc, data verification, quality control testing, and design and printing of the disc label. The Company provides full-service disc packaging and either ships the finished product back to its customers or distributes the product to the ultimate end user on behalf of its customers.

         The Company also manufactures Audio CDs for the radio syndication programming services market. Radio syndication customers utilize the Company's quick turn automated production lines, strict quality control, and end user distribution services to provide them a competitive advantage. The Company provides a full range of services to radio syndication customers from digital format conversion to fulfillment.

         The Company operates its automated production facility seven days a week, 24 hours per day in a state-of-the-art facility, permitting it to offer one-day turnaround of a master CD and high quality CD replicas for distribution for both its CD-ROM and radio syndication customers.

         NEW MEDIA SOLUTIONS GROUP. The Company provides a full range of software services to assist customers with designing and producing multimedia products integrating text, video, audio, graphics, and animation. These services include working with customers to develop CD-ROM applications and marketing strategies from technical and business consultation through the conversion of raw data to the final replication of information on disc. For example, the Company provides software programming services to develop indexing and user interfaces providing search and retrieval capabilities. Such user interfaces allow an ultimate end user to manipulate efficiently the information being distributed. In order to provide software development services, the Company currently uses search and retrieval software licensed to it by an independent third party for an indefinite term at a rate tied to the level of usage of the software. The Company believes that this software will continue to be available from this supplier and other suppliers. The services provided by the New Media Solutions Group often result in customers using the Manufacturing Services Group for, among other things, replication, printing, and fulfillment of a given project.

         The Company also offers network services which integrate worldwide web access to support CD-ROM publications.

         The Company has developed the first subscription-based multimedia magazine regularly distributed on CD-ROM. Each issue of NautilusCD, which is published monthly, includes a variety of software demonstrations and presentations, multimedia applications, directories and databases, educational products, and a cumulative index. As of February 29, 1996, NautilusCD had approximately 5,000 subscribers.

         MARKETING. The Company markets its products and services, other than NautilusCD, through its own sales force of 25 employed associates based in San Jose, Chicago, Washington, D.C., New York, Denver, Dallas, and Boston, in addition to Dublin, Ohio, where its principal offices are located. These associates are responsible for maintaining relationships with existing customers and developing new business relationships. The associates are supported by a customer service staff that is responsible for ensuring that each order is processed in a timely manner and all required support materials are in place. The Company markets NautilusCD through direct mail with advertising and promotional support.

         MANUFACTURING. The Company operates from an approximately 125,000 square foot facility in Dublin, Ohio, of which approximately 60,000 square feet are used for manufacturing and distribution activities. The Company's manufacturing services include premastering and mastering of discs, from which duplicate CD-ROMs and Audio CDs can be made, disc label design and printing, packaging, distribution, and fulfillment services. During the last four years, the Company increased its mastering capacity and converted its disc manufacturing process from batch processing to monoline, or in-line, manufacturing. The Company believes that its increased mastering capacity is a competitive advantage, allowing the Company to react more responsively to customer timing requirements. The monoline process, which moves each disc through the various operations separately, reduces production time, permits the production of automated inspection equipment to detect flaws at an early stage, and improves quality. Each replicating machine is self-contained, eliminating the need for establishing and maintaining a separate production area clean room.

         In 1995, the Manufacturing Services Group received ISO 9002 quality system certification. This certification means that the Company's manufacturing facilities meet worldwide standards for quality practices.

         During 1995, the Company continued a capacity expansion program which doubled the Company's disc production capacities over 1994 levels. Additional capacity expansion activities will continue as market demand requires.

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

         COMPETITION. The Company has a number of competitors in each of its lines of business. Many of the Company's competitors are larger and have greater financial resources than the Company. The Company believes that the principal competitive factors in the CD-ROM marketplace consist of service, quality, and reliability for the timely delivery of products. These factors, in addition to price, also affect the Audio CD marketplace. The Company believes it competes favorably with respect to these factors in the CD-ROM market and the radio syndication segment of the Audio CD market.

         In its Manufacturing Services Group and New Media Solutions Group, the Company differentiates itself from its competitors by providing short-run manufacturing flexibility (including quick turnaround times), personalized customer service, software development services, and complete CD-ROM solutions. Many firms demand a manufacturer like the Company which can provide additional services such as label design and printing, packaging, and distribution. In addition to the foregoing, the New Media Solutions Group competes based on product innovation and content.

EMPLOYEES

         The Company employed approximately 340 associates as of March 21, 1996. Approximately 200 employees are directly involved in the manufacturing and distribution process, approximately 55 employees are involved in the New Media Solutions Group, and the remainder are involved in sales, administration, and support. The Company believes that its relation with its associates is good.

ITEM 2.          PROPERTIES

         The Company owns an approximately 125,000 square foot office and manufacturing facility situated on approximately 20 acres located at 7001 Metatec Boulevard, Dublin, Ohio. The Company's principal executive offices are located in this facility. The Company also leases office space in San Jose, Chicago, Washington, D.C., New York, Denver, Dallas, and Boston.

ITEM 3.          LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceeding, nor, to the Company's knowledge, is any material legal proceeding threatened against it.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

         The executive officers of the Company and their respective ages and present positions with the Company are as follows:

                 Officers                          Age              Present Position(s) with the Company
                 --------                          ---              -------------------------------------
                 Jeffrey M. Wilkins                 51              Chairman of the Board and Chief Executive Officer

                 Gregory T. Tillar                  43              President and Chief Operating Officer

                 William H. Largent                 40              Executive Vice President, Secretary,
                                                                    Treasurer, and Chief Financial Officer

                 Alexander P. Deak                  35              Vice President and Chief Information Officer

                 John R. Rue                        37              Vice President, Business Development

                 Brad D. Warnick                    43              Vice President, New Media Solutions

                 Christopher L. Winslow             34              Vice President, Manufacturing Services

         Mr. Wilkins has been Chairman of the Board and Chief Executive Officer of the Company since August 1989.

         Mr. Tillar has been President of the Company since February 1995, and Chief Operating Officer of the Company since April 1993, and was Vice President, responsible for various operating and sales functions, with the Company since May 1990.

         Mr. Largent has been Chief Financial Officer of the Company since March 1993, Treasurer of the Company since May 1993, and Executive Vice President and Secretary of the Company since October 1995. From October 1992 to March 1993, Mr. Largent was president of Liebert Capital Management Corporation, an investment management company. From April 1990 to September 1992,

Mr. Largent was executive vice president of L Corporation, an affiliate of Liebert Capital Management Corporation.

         Mr. Deak has been Vice President and Chief Information Officer of the Company since December 1994, and has held information services and product management positions with the Company since 1990.

         Mr. Rue has been Vice President, Business Development, of the Company since October 1995, and was Vice President, Software Services, from January 1994 until September 1995, and has held various management positions with the Company since 1990.

         Mr. Warnick has been Vice President, New Media Solutions, of the Company since October 1995 and was Vice President, Publishing Services, from October 1994 until September 1995, and has held various product development and management positions with the Company since 1989.

         Mr. Winslow has been Vice President, Manufacturing Services, of the Company since 1992. From 1984 to 1992, Mr. Winslow was in sales and product management with CompuServe Incorporated.

                                    PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS

         The Company's Common Shares are traded on the Nasdaq National Market system under the symbol META. The following table reflects the range of reported high and low last sales prices for the Common Shares for the periods indicated.

                                                        High       Low
                                                        ----       ---
         For the quarter ended 1994
                 March 31 . . . . . . . . . . . . . .  $ 16.00   $11.50
                 June 30  . . . . . . . . . . . . . .    12.75     9.50
                 September 30 . . . . . . . . . . . .    12.25     9.25
                 December 31  . . . . . . . . . . . .    10.75     8.25

         For the quarter ended 1995
                 March 31 . . . . . . . . . . . . . .  $ 14.25    $8.75
                 June 30  . . . . . . . . . . . . . .    14.00    10.75
                 September 30 . . . . . . . . . . . .    14.75    11.75
                 December 31  . . . . . . . . . . . .    12.50     8.25

         As of March 21, 1996, there were 4,434 holders of record of the Common Shares.

         The Company has never paid cash dividends on the Common Shares. The payment of dividends is within the discretion of the Company's board of directors and depends upon the earnings, the capital requirements, and the operating and financial condition of the Company, among other factors. The Company currently expects to retain its earnings to finance the growth and development of its business and does not expect to pay cash dividends in the foreseeable future. In addition, under the terms of a loan agreement with a bank, the Company is restricted from paying dividends in excess of 20% of its consolidated net income after tax during each fiscal year. See Note 3 of the Notes to Consolidated Financial Statements.

ITEM 6.          SELECTED FINANCIAL DATA

                                                                           YEARS ENDED DECEMBER 31,

                                                1995              1994                1993             1992            1991
                                               ------            ------              ------           ------          ------
OPERATING RESULTS:
Sales . . . . . . . . . . . . . . . . . . .  $39,261,463       $28,942,748        $21,318,416     $16,877,079      $13,614,834

Earnings (loss) from continuing
  operations before income taxes  . . . . .  $ 4,140,980       $ 2,424,653        $ 1,061,984     $  (370,738)     $(1,073,129)
Net earnings (loss) from continuing
  operations  . . . . . . . . . . . . . . .  $ 2,808,980       $ 1,692,653        $ 1,061,984     $  (370,738)     $(1,008,129)

Net earnings (loss) . . . . . . . . . . . .  $ 2,808,980       $ 1,692,653        $ 1,061,984     $  (370,738)     $  (427,908)

Earnings (loss) per common share from
  continuing operations:
    Primary . . . . . . . . . . . . . . . .  $      0.43       $      0.33        $      0.25     $     (0.11)     $     (0.30)
    Fully diluted . . . . . . . . . . . . .  $      0.43       $      0.32        $      0.21     $     (0.11)     $     (0.30)
Primary earnings (loss) per common
  share . . . . . . . . . . . . . . . . . .  $      0.43       $      0.33        $      0.25     $     (0.11)     $     (0.13)

Weighted average number of common
  shares outstanding:
    Primary . . . . . . . . . . . . . . . .    6,480,326         5,134,656          4,260,806       3,371,956        3,370,293
    Fully diluted . . . . . . . . . . . . .    6,485,010         5,323,503          4,953,412       3,371,956        3,370,293
FINANCIAL CONDITION:

Total assets  . . . . . . . . . . . . . . .  $50,076,076       $32,556,004        $19,347,362     $12,551,599      $13,920,218

Long-term liabilities . . . . . . . . . . .  $   845,875       $ 7,959,634        $   151,316     $ 2,821,969      $ 2,325,284
Shareholders' equity  . . . . . . . . . . .  $43,301,079       $18,276,129        $16,206,703     $ 6,719,711      $ 9,155,949


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - 1995 COMPARED TO 1994
---------------------------------------------

         Net sales in 1995 were at a record level of $39,261,000, an increase of $10,319,000, or 36% over 1994. This increase resulted primarily from the Manufacturing Services Group, which includes CD-ROM and Radio Syndication manufacturing, increasing $8,908,000 to $32,523,000 for 1995, or 38%. The New Media Solutions Group, previously reported as Software Services and Publishing Services separately, increased $1,411,000 to $6,738,000 for 1995, or 26%. This combined net sales increase was primarily as a result of strong market growth which resulted in a significant increase in volume. The Company increased the number of new customers it serves, as well as its existing customers introduced new CD-ROM products and increased the size of their existing product orders.

         Within the New Media Solutions Group the number of subscribers to NautilusCD, the Company published CD-ROM monthly multimedia magazine, decreased from 17,000 as of December 31, 1994 to 5,000 as of December 31, 1995. All of the current NautilusCD subscribers are of the Macintosh version. This decrease in subscribers during 1995 was a result of the PC/Windows version of NautilusCD being converted to a CD-ROM publication not published by the Company. The Company continues to provide software development and manufacturing services to the new publisher.

         Gross profit was 42% of net sales for 1995 as compared to 44% of net sales for 1994. This decrease is primarily attributed to an under utilization of manufacturing capacity during the second half of 1995 as a result of a doubling in the capacity during that same time period. The Company increased capacity in the second half of 1995 in anticipation of increased volume in late 1995 and into 1996. Net sales in the first half of 1995 were $17,932,000 as compared to $21,329,000 in the second half of 1995. The Company operated at closer to capacity in the first half of 1995 than in the second half with the result being higher fixed costs in relation to net sales during the second half of the year.

         Selling, general and administrative expenses increased to $12,121,000, or 31% of net sales, for 1995 as compared to $10,061,000, or 35% of net sales, for 1994. This increase of $2,060,000 is primarily attributed to increased personnel costs and higher occupancy related costs due to the increased corporate office space.

         Investment income was $303,000 and $161,000 for 1995 and 1994, respectively. The increase was a result of additional investment income from higher cash and cash equivalents balances. These higher balances were as a result of proceeds received from the second quarter of 1995 sale, by the Company, of an additional 1,725,000 common shares. Other expense of $75,000 in 1995 compares to other income of $62,000 in 1994. This unfavorable change of $137,000 is a result of a loss on the sale of property, plant and equipment in 1995.

         Interest expense for 1995 was $323,000 as compared to $380,000 for 1994. During 1995 the Company paid off all of its long-term bank debt utilizing $8,100,000 of the proceeds from the previously mentioned 1995 sale of shares.

         The income tax expense was $1,332,000 in 1995, or an effective tax rate of 32%, as compared to $732,000 in 1994, or an effective tax rate of 30%. The 1995 provision reflects a benefit from state investment tax credits while the 1994 provision reflects a benefit of the usage of net operating loss carryforwards partially offset by the provision for state and local taxes.

         Net earnings for 1995 were $2,809,000, or primary and fully diluted earnings per common share of $.43, as compared to 1994 net earnings of $1,693,000, or primary earnings per common share of $.33 and fully diluted earnings per common share of $.32. This improvement was primarily a result of higher net sales and a reduction in the rate of growth in selling, general and administrative expenses relative to net sales growth, partially offset by a slightly higher effective tax rate.

RESULTS OF OPERATIONS - 1994 COMPARED TO 1993

         Net sales in 1994 were at $28,943,000, an increase of $7,625,000, or 36% over 1993. This increase resulted primarily from the Manufacturing Services Group, which includes CD-ROM and Radio Syndication manufacturing, increasing $6,691,000 to $23,615,000 for 1994, or 40%. The New Media Solutions Group, previously reported as Software Services and Publishing Services separately, increased $934,000 to $5,328,000 for 1994, or 21%. This combined net sales increase was primarily as a result of strong market growth which resulted in a significant increase in volume.

         Within the New Media Solutions Group the number of subscribers to NautilusCD, the Company published CD-ROM monthly multimedia magazine, increased from 11,000 as of December 31, 1993 to 17,000 as of December 31, 1994. This increase in subscribers resulted in minimal net sales growth due to a decrease in the per-issue sales price of NautilusCD in 1994.

         Gross profit was 44% of net sales for 1994 as compared to 43% of net sales for 1993. This increase is primarily attributed to greater manufacturing efficiencies and increased production volumes. The Company's 1994 increase in capacity, which more than doubled the capacity over the 1993 level, was fully operational in the second half of 1994.

         Selling, general and administrative expenses increased to $10,061,000, or 35% of net sales, for 1994 as compared to $8,226,000, or 39% of net sales, for 1993. This increase of $1,835,000 is primarily attributed to increased personnel costs and higher levels of product advertising and promotion incurred in 1994.

         Investment income was $161,000 and $135,000 for 1994 and 1993, respectively. The 1994 amount is primarily due to a $106,000 gain on the sale of securities with the balance representing earnings on cash and cash equivalents balances. The 1993 amount resulted from earnings on cash and cash equivalents balances. There was minimal change in other income of $62,000 in 1994 and $42,000 in 1993.

         Interest expense for 1994 was $380,000 as compared to $136,000 for 1993. This increase of $244,000 in 1994 was due to an increase in long-term debt incurred as a result of the Company's facility acquisition and expansion in 1994.

         The income tax expense was $732,000 in 1994, or an effective tax rate of 30% , which reflects a benefit of the recognition of net operating loss carryforwards partially offset by the provision for state and local taxes. No provision for income taxes was necessary in 1993 due to the utilization of net operating loss carryforwards from prior years.

         Net earnings for 1994 were $1,693,000, or primary earnings per common share of $.33 and fully diluted earnings per common share of $.32, as compared to 1993 net earnings of $1,062,000, or primary earnings per common share of $.25 and fully diluted earnings per common share of $.21. This improvement was primarily a result of higher net sales and greater manufacturing efficiencies obtained in 1994, partially offset by a higher effective tax rate.

IMPACT OF INFLATION

         The Company's operations are not significantly affected by inflationary pressures. Although inflation does affect salaries, employee benefits and other operating expenses, after considering general inflationary trends, total sales of the Company produced growth in real terms in 1995 and 1994. Net sales increased primarily due to increased sales of CD-ROM and related products, rather than increases in inflation.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

         The Company financed its business in 1995 through cash generated from operations and through the issuance of common stock. Historically, the Company also financed business needs through the use of debt. Cash flow from operating activities was $5,119,000, $5,215,000, and $3,859,000 for 1995, 1994 and 1993,
respectively.

         In 1995, the Company doubled its manufacturing capacity over the 1994 level. The capacity increase along with recurring capital needs resulted in the purchase of $12,235,000 in property, plant and equipment during 1995 as compared to $17,752,000 in 1994 (which included the acquisition and expansion of the Company's principal facility) and $5,329,000 in 1993. The Company will continue to expand its operations in 1996 through the addition of manufacturing and distribution capacity.

         In 1995, the Company completed a public common stock offering of 1,725,000 common shares that generated net cash proceeds of $17,915,000. A portion of these proceeds was used to reduce its long-term bank debt in full in 1995 and to purchase property, plant and equipment necessary to complete the capacity expansion.

         The Company has cash and cash equivalents of $5,899,000 as of December 31, 1995 and additionally has available $4,000,000 under its revolving loan agreement (which matures in April of 1996). Management believes that the revolving loan agreement will be renewed and that these funding sources, plus cash to be generated from future operations and funds which may be obtained from future financing activities should provide sufficient capital to meet the current business needs of the Company.

STATEMENT OF MANAGEMENT RESPONSIBILITY

         The consolidated financial statements of Metatec Corporation are the responsibility of management, and those statements have been prepared in accordance with generally accepted accounting principles. All available information and management's judgment of current conditions and circumstances have been reflected. Management accepts full responsibility for the accuracy, integrity and objectivity of the financial information included in this report.

         To provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and that accounting records are reliable for preparing financial statements, management maintains systems of accounting and internal controls, including written policies and procedures, which are communicated to all levels of the Company. Management believes that the Company's accounting and internal control systems provide reasonable assurance that assets are safeguarded and financial information is reliable.

         Maintenance of sound internal control by division of responsibilities is augmented by internal review programs and an Audit Committee of the Board of Directors comprised solely of directors independent of management. The Audit Committee reviews the scope of the audits performed by the independent public accountants, Deloitte & Touche LLP, together with their audit report and any recommendations made by them. The independent accountants have free access to meet with the Audit Committee and Board of Directors with or without management representatives present.


         Jeffrey M. Wilkins                    William H. Largent
            Chairman and                   Executive Vice President and
      Chief Executive Officer                Chief Financial Officer


ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED  STATEMENTS  OF  EARNINGS

Metatec Corporation Financial Statements

                                                                                           Years Ended December 31
                                                                               1995                  1994                  1993
                                                                           ------------          ------------          ------------

NET SALES                                                                  $ 39,261,463          $ 28,942,748          $ 21,318,416

Cost of sales                                                                22,904,728            16,300,693            12,071,515
                                                                           ------------          ------------          ------------

Gross profit                                                                 16,356,735            12,642,055             9,246,901

Selling, general and administrative expenses                                 12,120,839            10,060,600             8,225,564
                                                                           ------------          ------------          ------------

OPERATING EARNINGS                                                            4,235,896             2,581,455             1,021,337

Other income and (expense):
       Investment income                                                        302,642               160,616               134,637
       Other - net                                                              (74,599)               62,288                41,857
       Interest expense                                                        (322,959)             (379,706)             (135,847
                                                                           ------------          ------------          ------------

EARNINGS BEFORE INCOME TAXES                                                  4,140,980             2,424,653             1,061,984

Income taxes                                                                  1,332,000               732,000
                                                                           ------------          ------------          ------------

NET  EARNINGS                                                              $  2,808,980          $  1,692,653          $  1,061,984
                                                                           ============          ============          ============


NET EARNINGS  PER COMMON SHARE:
    Primary                                                                $       0.43          $       0.33          $       0.25
                                                                           ============          ============          ============
    Fully Diluted                                                          $       0.43          $       0.32          $       0.21
                                                                           ============          ============          ============

WEIGHTED  AVERAGE  NUMBER  OF  SHARES  OUTSTANDING:
    Primary                                                                   6,480,326             5,134,656             4,260,806
                                                                           ============          ============          ============
    Fully Diluted                                                             6,485,010             5,323,503             4,953,412
                                                                           ============          ============          ============

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

At December 31

                                                                                                              At December 31,
                                                                                                          1995              1994
                                                                                                     ------------      ------------

ASSETS

Current assets:
   Cash and cash equivalents                                                                         $  5,898,928      $  2,167,518
   Accounts receivable, net of allowance for doubtful accounts of
      $338,000 and $269,000                                                                             6,281,460         4,092,038
   Inventory                                                                                              885,107           602,773
   Prepaid expenses                                                                                       606,271           460,258
   Deferred income taxes                                                                                  674,000           522,000
   Current portion of long-term note receivable                                                            12,374            11,597
                                                                                                     ------------      ------------
      Total current assets                                                                             14,358,140         7,856,184
                                                                                                     ------------      ------------

Long-term note receivable, less current portion                                                           213,851           226,225
                                                                                                     ------------      ------------

Property, plant and equipment - net                                                                    31,337,322        24,081,612
                                                                                                     ------------      ------------

Other assets:
   Goodwill - net                                                                                       4,166,763           314,283
   Other                                                                                                                     77,700
                                                                                                     ------------      ------------
      Total other assets                                                                                4,166,763           391,983
                                                                                                     ------------      ------------

TOTAL ASSETS                                                                                         $ 50,076,076      $ 32,556,004
                                                                                                     ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                                  $  2,328,255      $  2,462,243
   Accrued royalties                                                                                    1,173,252           559,157
   Accrued personal property taxes                                                                        541,228           378,210
   Other accrued expenses                                                                                 530,728           411,585
   Accrued payroll                                                                                        465,371           359,400
   Accrued income taxes                                                                                   444,008           285,371
   Unearned income                                                                                        370,421           888,940
   Current maturities of long-term debt and capital lease obligations                                      75,859           975,335
                                                                                                     ------------      ------------
      Total current liabilities                                                                         5,929,122         6,320,241

Long-term debt and capital lease obligations, less current maturities                                     117,875         7,644,634
Deferred income taxes                                                                                     728,000           315,000
                                                                                                     ------------      ------------
      Total liabilities                                                                                 6,774,997        14,279,875
                                                                                                     ------------      ------------

Shareholders' equity:
   Common stock, $.10 par value; authorized 10,083,500 shares; issued 1995 -
      7,054,734 shares; 1994 - 5,272,219 shares                                                           705,474           527,222
   Additional paid-in capital                                                                          33,781,631        15,643,913
   Retained earnings                                                                                    8,850,515         6,041,535
   Treasury stock, at cost - 2,755 shares                                                                 (36,541)          (36,541)
   Unamortized restricted stock                                                                                          (3,900,000)
                                                                                                     ------------      ------------
      Total shareholders' equity                                                                       43,301,079        18,276,129
                                                                                                     ------------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                           $ 50,076,076      $ 32,556,004
                                                                                                     ============      ============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                   Class B  Additional                                Unamortized
                                        Common     Common    Paid-in       Retained     Treasury      Restricted
                                         Stock      Stock    Capital       Earnings       Stock          Stock        Total
                                       ---------   ------- -----------   -----------   -----------    -----------  -----------

BALANCE AT DECEMBER 31, 1992           $ 338,030   $   260 $ 5,194,523  $  3,286,898   $(2,100,000)                $ 6,719,711

Net earnings                                                               1,061,984                                 1,061,984

Shares issued pursuant to a public
  offering, net of costs of $596,979     115,000             8,182,529                                               8,297,529

Stock options exercised                    7,932               156,088                                                 164,020

Issuance of restricted shares             60,000             3,840,000                                $(3,900,000)           0

Elimination of Class B common stock                   (260) (2,099,740)                  2,100,000                           0

Treasury shares acquired                                                                   (36,541)                    (36,541)

                                       ---------   ------- -----------   -----------   -----------    -----------  -----------
BALANCE AT DECEMBER 31, 1993             520,962   $     0  15,273,400     4,348,882       (36,541)    (3,900,000)  16,206,703
                                                   =======

Net earnings                                                               1,692,653                                 1,692,653

Stock options exercised                    6,260               176,513                                                 182,773

Tax benefit relating to stock options                          194,000                                                 194,000

                                       ---------           -----------   -----------   -----------    -----------  -----------
BALANCE AT DECEMBER 31, 1994             527,222            15,643,913     6,041,535       (36,541)    (3,900,000)  18,276,129

Net earnings                                                               2,808,980                                 2,808,980

Shares issued pursuant to a public
  offering, net of costs of $283,968     172,500            17,742,282                                              17,914,782

Stock options exercised                    5,752               225,436                                                 231,188

Restricted shares earned                                                                                3,900,000    3,900,000

Tax benefit relating to stock options                          170,000                                                 170,000

                                       =========           ===========   ===========   ===========    ===========  ===========
BALANCE AT DECEMBER 31, 1995           $ 705,474           $33,781,631   $ 8,850,515   $   (36,541)   $         0  $43,301,079
                                       =========           ===========   ===========   ===========    ===========  ===========


See notes to consolidated financial statements.

Metatec Corporation Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Years ended December 31
                                                                                    1995                1994               1993
                                                                                ------------        ------------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net earnings                                                                 $  2,808,980        $  1,692,653        $ 1,061,984
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                                4,533,907           3,227,325          2,128,620
      Deferred income taxes                                                          261,000            (207,000)
      Gain on sale of marketable securities                                          (25,900)           (106,000)
      Net loss on sales of property, plant and equipment                             144,711              37,305              5,258
      Changes in assets and liabilities:
         Accounts receivable                                                      (2,189,422)         (1,114,703)          (229,096)
         Inventory                                                                  (282,334)           (252,698)           (25,345)
         Prepaid expenses and other assets                                          (146,013)              6,584            190,689
         Accounts payable and accrued expenses                                       532,644           2,083,876            233,171
         Unearned income                                                            (518,519)           (152,371)           493,283
                                                                                ------------        ------------        -----------
            Net cash provided by operating activities                              5,119,054           5,214,971          3,858,564
                                                                                ------------        ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Decrease in long-term note receivable                                              11,597              10,869            131,629
   Purchase of property, plant and equipment                                     (11,740,876)        (17,119,750)        (5,144,985)
   Proceeds from the sale of property, plant and equipment                           348,300             177,000              3,866
   Decrease in goodwill                                                                                  178,000
   Proceeds from the sale of marketable securities                                   103,600             219,576
                                                                                ------------        ------------        -----------
      Net cash used in investing activities                                      (11,277,379)        (16,534,305)        (5,009,490)
                                                                                ------------        ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of stock, net of offering expenses                      17,914,782                              8,297,529
   Increase in long-term debt                                                                          8,750,000
   Payment of long-term debt and capital lease obligations                        (8,426,235)           (489,631)        (3,601,585)
   Stock options exercised, including tax benefit                                    401,188             376,773            164,020
   Treasury stock acquired                                                                                                  (36,541)
                                                                                ------------        ------------        -----------
      Net cash provided by financing activities                                    9,889,735           8,637,142          4,823,423
                                                                                ------------        ------------        -----------

Increase (decrease) in cash and cash equivalents                                   3,731,410          (2,682,192)         3,672,497
Cash and cash equivalents at beginning of year                                     2,167,518           4,849,710          1,177,213
                                                                                ------------        ------------        -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $  5,898,928        $  2,167,518        $ 4,849,710
                                                                                ============        ============        ===========

SUPPLEMENTAL  CASH  FLOW  DISCLOSURES:

   Interest paid                                                                $    322,959        $    379,706        $   172,311
                                                                                ============        ============        ===========

   Income taxes paid                                                            $    730,271        $    252,235        $   118,000
                                                                                ============        ============        ===========

   Increase in goodwill related to 600,000 restricted common
      shares earned                                                             $  3,900,000
                                                                                ============

   Assets purchased for the assumption of a liability                           $    494,232        $    632,342        $   183,902
                                                                                ============        ============        ===========

   Issuance of 600,000 restricted common shares                                                                         $ 3,900,000
                                                                                                                        ===========

   Elimination of Class B common stock                                                                                  $ 2,100,000
                                                                                                                        ===========


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION - The consolidated financial statements include the accounts of Metatec Corporation and its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Management believes those estimates and assumptions utilized in preparing the financial statements are reasonable.

NATURE OF OPERATIONS - The operations of the Company are in the information industry primarily providing optical disc manufacturing and distribution in addition to software development and related network services, for specific customers primarily in North America, with a majority of the customers under contract. The Company maintains one manufacturing, distribution and development facility with sales offices located in eight different locations around the United States. The revenues from product sales are recognized at the time the products are shipped. Subscription revenues are recognized ratably over the subscription period. For software development services, the Company recognizes profit using the percentage of completion method, measured by the percentage of the cost of services completed to date compared to total planned cost of services. Earned revenue is determined on the basis of the profit recognized plus the contract costs incurred during the period.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist of highly liquid instruments such as certificates of deposit, time deposits, treasury notes and other money market instruments which generally have maturities of less than three months. The carrying amounts reported in the balance sheet approximate fair value. The Company holds cash primarily in one financial institution.

INVENTORY - Inventory consists primarily of raw materials and are valued at the lower of cost or market with cost determined by the first-in, first-out method.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are recorded at cost. The cost of maintenance and repairs is charged against results of operations as incurred. Property, plant and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets which range from three to thirty years. For income tax purposes, accelerated methods are used for all eligible assets. In 1994 interest costs of $96,000 were capitalized.

GOODWILL - Goodwill represents the excess of cost over net assets acquired and was being amortized using the straight-line method over 25 years. Effective April 1, 1993, the Company reduced the amortization period to 15 years prospectively from April 1, 1993, based upon a current evaluation by the Company. During 1994, the Company recognized the tax benefit of acquired net operating loss carryforwards and, accordingly, reduced goodwill by such benefit totaling $178,000. At December 31, 1995 goodwill and shareholders' equity were increased $3,900,000 to reflect the vesting of the restricted shares earned by an officer/shareholder. The additional $3,900,000 in goodwill, beginning in 1996, will be amortized using the straight-line method through 2005.

At each balance sheet date, a determination is made by management to ascertain whether goodwill has been impaired based on several criteria, including, but not limited to, revenue trends, undiscounted operating cash flows and other operating factors.

During 1995, the Company early adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 had no effect on the Company's financial condition or results from operations.

ADVERTISING - The Company expenses advertising costs as incurred. Advertising expense was $370,157, $784,039 and $401,577 for 1995, 1994 and 1993,
respectively.

NET EARNINGS PER COMMON SHARE - Net earnings per common share is computed based on the weighted average number of common shares outstanding during the period, including, when their effect is dilutive, common stock equivalents consisting of shares subject to options and contingently issuable shares of stock.

2.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:


December 31                                         1995             1994
---------------------------------------------------------------------------
 Land                                          $ 1,292,679      $ 1,289,129
 Buildings and improvements                     10,897,039       10,231,804
 Machinery and equipment                        20,392,705       14,425,553
 Furniture and fixtures                          2,486,726        1,845,433
 Computer equipment and related software         5,149,679        3,880,956
 Transportation equipment                           12,725           12,725
 Equipment installation-in-progress              1,001,412           62,139
                                               -----------      -----------
           Total                                41,232,965       31,747,739
 Less accumulated depreciation                 (9,895,643)      (7,666,127)
                                               -----------      -----------
 Net property, plant and equipment             $31,337,322      $24,081,612
                                               ===========      ===========

3.    LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt consists of the following:

December 31                                                 1995             1994
------------------------------------------------------------------------------------
Term loan paid in full in 1995                                          $  3,540,000
Mortgage loan paid in full in 1995                                         4,800,000
                                                                         -----------
     Total                                                                 8,340,000
                                                                         -----------
Capital lease obligations (see note 4)                   $ 193,734           279,969
Less current maturities                                   (75,859)         (975,335)
                                                         ---------       -----------

Long-term debt and capital lease obligations, less
  current maturities                                     $ 117,875       $ 7,644,634
                                                         =========       ===========

The Company has an agreement with a bank that provides for advances of $4,000,000 on an unsecured revolving loan. The revolving loan bears interest at 2% in excess of the London Interbank Offered Rate ("LIBOR") (at December 31, 1995 the 30 day LIBOR was at 5.69%) and is due April 30, 1996. No amounts were outstanding on the revolving loan at December 31, 1995 or 1994. The loan agreement contains restrictive covenants which, among others, require the Company to maintain a certain level of tangible net worth, limit dividends to 20% of net earnings, maintain certain financial ratios and limit capital expenditures.

4.    LEASES

The Company leases office equipment under noncancellable capital lease agreements expiring at various dates through 1999. Maintenance, insurance, and tax expenses are the responsibility of the Company under the agreements. The Company also leased certain equipment under a capital lease agreement with an officer/shareholder of the Company which was purchased by the Company during 1994.

The Company previously leased its principal manufacturing and office facility from an officer/shareholder under an operating lease. In 1994 the Company entered into a new capital lease for the facilities and then subsequently exercised an option in the lease agreement to purchase the facilities from the officer/shareholder for $4,800,000. Total rent expense under the operating lease was $87,786 and $526,717 for 1994 and 1993, respectively. Total lease payments under the capital lease were $291,114 in 1994.

The future annual minimum lease payments under all capital leases, together with the present value of the minimum lease payments, and the future minimum rental payments required under all operating leases that have initial or remaining lease terms in excess of one year are as follows:

                                                     Capital      Operating
                                                      Leases        Leases
---------------------------------------------------------------------------
Year ending December 31:
1996                                               $  86,394     $  211,277
1997                                                  69,378         72,736
1998                                                  45,371         37,534
1999                                                  13,088         13,033
2000                                                                 13,033
                                                   ---------     ----------
Total minimum lease payments                         214,231     $  347,613
                                                                 ==========
Less amount representing interest                    (20,497)
                                                   ---------

Present value of net minimum payments              $ 193,734
                                                   =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following assets capitalized under lease agreements are included in property, plant and equipment at December 31, 1995 and 1994:

                                                1995            1994
-----------------------------------------------------------------------
Machinery and equipment                                    $   543,469
Computer equipment and related software    $     84,399         84,399
Furniture and fixtures                          355,356        400,895
                                           ------------    -----------
     Total                                      439,755      1,028,763
Less accumulated depreciation                  (291,231)      (706,677)
                                           ------------    -----------
Total                                      $    148,524    $   322,086
                                           ============    ===========


5.    COMMITMENTS AND CONTINGENCIES

SELF-INSURANCE - The Company is self-insured with respect to medical and dental claims. The Company has obtained stop-loss insurance for claims in excess of $45,000 per individual per year and $1,000,000 lifetime maximum per individual. The Company has recorded an estimated liability at December 31, 1995 and 1994 of $170,000 for self-insured claims incurred but not reported.

PROPERTY, PLANT AND EQUIPMENT - The Company has commitments under contracts for the purchase of property, plant and equipment. Portions of such contracts at December 31, 1995 are not reflected in the consolidated financial statements. These unrecorded commitments amounted to approximately $234,500.

6.    INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This standard requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between the financial statement basis and income tax basis of assets and liabilities and net operating loss carryforwards to the extent realization is more likely than not.

The components of income tax expense (benefit) for the years ended December 31, 1995 and 1994, were as follows:

                                           1995               1994
----------------------------------------------------------------------
Federal:
    Current                          $    793,000          $  778,000
    Deferred                              549,000            (207,000)
                                      -----------          ----------
          Total Federal                 1,342,000             571,000
State and Local:
   Current                                278,000             161,000
   Deferred                              (288,000)
                                      -----------          ----------
          Total State and Local           (10,000)            161,000
                                      -----------          ----------
Total                                 $ 1,332,000          $  732,000
                                      ===========          ==========

In 1993, no tax provision was necessary as the Company utilized a net operating loss carryforward. In 1995 the state and local income tax expense was reduced by a state investment tax credit which resulted in a net benefit for the year of $500,000 of which $288,000 will reduce future years state tax payable.

Significant differences between income taxes recorded for financial reporting purposes and income taxes calculated using the Federal statutory rate of 34% are as follows:

                                                       1995                1994
----------------------------------------------------------------------------------
Tax expense at statutory rate                     $ 1,408,000         $   824,000
State and local tax expense (benefit), net of
    federal benefit                                    (7,000)            106,000
Reversal of valuation allowance, net of
    goodwill adjustment                                                  (367,000)
Other                                                 (69,000)            169,000
                                                  -----------         -----------
Total                                             $ 1,332,000         $   732,000
                                                  ===========         ===========

Deferred income taxes recorded in the consolidated balance sheets at December 31, 1995 and 1994 consist of the following:

                                                 1995                1994
--------------------------------------------------------------------------
Deferred tax assets:
State tax credit (expires 1998)             $ 288,000
AMT carryforwards (no expiration date)        198,000         $   403,000
Allowance for doubtful accounts               121,000              92,000
Net operating loss carryforwards              116,000             122,000
Inventory                                      66,000
Medical self-insurance accrual                 61,000              58,000
Other                                           3,000               4,000
                                            ---------         -----------
     Total deferred tax assets                853,000             679,000
Deferred tax liabilities:
Depreciation                                  844,000             438,000
Other                                          63,000              34,000
                                            ---------         -----------
     Total deferred tax liabilities           907,000             472,000
                                            ---------         -----------
Net deferred tax asset (liability)          $ (54,000)        $   207,000
                                            =========         ===========

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

The Company has available net operating loss carryforwards for tax purposes of approximately $323,000 which expire in 2005 which may only be used to offset future taxable income of Metatec/Discovery Systems, Inc. (a wholly-owned subsidiary of the Company).

7.    EMPLOYMENT AGREEMENT AND BENEFIT PLAN

The Company has an employment agreement with an executive officer/shareholder of the Company. The agreement continues until terminated by the executive or the Company and provides for a lump sum payment of one year's compensation upon the occurrence of certain events. The executive is entitled to an annual cash bonus in addition to base salary.

The same executive officer/shareholder was issued 600,000 common shares under a Restricted Share Agreement (the "Agreement") dated March 23, 1993. These shares were issued subject to a risk of forfeiture of all of the shares if his employment is terminated by the Company for cause or by the officer/shareholder without good reason (as those terms are defined in the Employment Agreement) on or before February 29, 1996. These shares are also subject to a risk of forfeiture of all or part of the shares as determined pursuant to an earnings formula as defined in the Agreement. Additionally, the Company has agreed to pay the officer/shareholder an amount equal to any tax savings resulting to the Company from the issuance and vesting of the shares and the payment of such additional amount, up to the amount of the officer's/shareholder's individual tax liability.

At December 31, 1995, all 600,000 common shares have been earned in accordance with the Agreement. The shares issued under this agreement were treated as an adjustment to goodwill and will be amortized beginning in 1996, using the straight-line method, over a ten year period ending in 2005. The adjustment to goodwill at December 31, 1995 was $3,900,000.

Substantially all associates are enrolled in a Company-sponsored defined contribution plan established under Section 401(k) of the Internal Revenue Code. The plan was established in 1993 and the Company contribution was approximately $68,900, $49,400 and $41,500 for 1995, 1994 and 1993, respectively. The Company contribution is 20% of the associate's contribution up to maximum of 1% of the associate's annual compensation. The funds are invested in mutual funds.

8.    STOCK OPTION PLANS

The Company implemented two stock option plans effective July 1, 1990. The first plan, the 1990 Directors' Stock Option Plan, was available only to directors who were not employees or officer/shareholders of the Company. As of December 31, 1995, there have been 27,500 options granted of which 5,000 were forfeited, 20,000 were exercised and 2,500 are exercisable. The plan expired in 1992 and no additional options may be granted under this Plan. All options under the 1990 Directors' Plan were fully vested on the first anniversary date of the grant.

In 1992, an additional Directors' Stock Option Plan was implemented under which a maximum of 160,000 of Common Shares may be issued. This Plan, as amended, provides for each person who is an eligible director on the day after the Company's annual meeting of shareholders to be automatically granted an option for 2,500 shares, vesting on the grant date, and each person who first becomes an eligible director will automatical-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ly receive a one time grant of options for 10,000 shares. This one time option vests in equal installments over a four year period. As of December 31, 1995, there have been 117,425 options granted of which 7,500 were forfeited, 16,923 were exercised and 53,002 are exercisable.

The option price of shares subject to an option for the Directors' Stock Option Plans is the fair market value of the shares at the time the option is granted. No options issued are exercisable after five years from the date of grant.

The second plan, the 1990 Stock Option Plan, is available to officers and key employees of the Company or its subsidiary corporations and, in the case of non-qualified options, directors of subsidiaries of the Company (other than directors of such subsidiaries who are also directors of the Company). The maximum aggregate number of common shares which may be granted under the 1990 Stock Option Plan is 510,000 shares. As of December 31, 1995, there have been 548,750 options granted of which 52,950 were forfeited, 185,825 were exercised and 283,150 are exercisable.

The Company's Compensation Committee, which administers the plan, has the authority to grant incentive options and non-qualified options. Only officers and other key employees of the Company or its subsidiary corporations are eligible for grants of incentive options. At December 31, 1995, no incentive options had been granted. An incentive option vests one year from the date of grant, and is not exercisable after 10 years from the date of grant. The option price of an incentive option is equal to the fair market value of the shares at the time the incentive option is granted.

The following summarizes all stock option transactions from January 1, 1993 through December 31, 1995:

                                                      Option             Aggregate
                                 Shares               Price $              Amount
----------------------------------------------------------------------------------
Outstanding at
   December 31, 1992            252,055          $1.50 to $3.69         $  469,313
Granted                          90,370         $5.50 to $10.50            501,493
Exercised                       (79,633)         $1.50 to $3.69           (164,020)
Expired                            (500)                  $6.00             (3,000)
                               --------                                 ----------

Outstanding at
   December 31, 1993            262,292         $1.50 to $10.50            803,786
Granted                         229,425        $10.00 to $11.50          2,630,888
Exercised                       (62,600)         $1.50 to $6.00           (182,773)
Expired                          (3,525)        $6.00 to $11.50            (35,038)
                               --------                                 ----------

Outstanding at
   December 31, 1994            425,592         $1.50 to $11.50          3,216,863
Granted                          51,825         $9.37 to $11.25            540,452
Exercised                       (57,515)        $1.50 to $11.50           (231,188)
Expired                         (14,425)                 $11.50           (165,888)
                               --------                                 ----------

Outstanding at
   December 31, 1995            405,477         $1.50 to $11.50         $3,360,239
                               ========                                 ==========

At December 31, 1995, 338,652 common shares under option were exercisable and 50,075 and 14,200 common shares (total of 64,275) were reserved for future grant under the 1992 Directors' Stock Option Plan and the 1990 Stock Option Plan, respectively.

9.    RELATED PARTY TRANSACTIONS

Effective April 26, 1993, the Company sold its interest in a partnership (which primarily held real estate) for a note receivable in the amount of $255,555. The note was received from a corporation which is wholly owned by the adult daughters of a director/shareholder of the Company. The note bears interest at 6.5% and is payable in monthly installments of principal and interest of $2,226 with the balance due in 60 months. The balance receivable at December 31, 1995 was $226,225.

Effective January 19, 1994, the Company purchased, for cash, real estate from a partnership, in which an officer/shareholder of the Company is a partner. The tract of land included approximately eight acres and the purchase price totalled approximately $694,000. The land was used for the expansion at the existing facility.

10.   SUBSEQUENT EVENT

Effective January 26, 1996, the Company purchased, for cash, real estate from a partnership, in which an officer/shareholder of the Company is a partner. The tract of land included approximately five acres adjacent to the existing facility of the Company and the purchase price totalled approximately $485,000. The land will be used for future expansion at the existing facility.

11.   RECENTLY ISSUED ACCOUNTING STANDARD

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption no later than fiscal years beginning after December 15, 1995. The new standard defines a fair value method of accounting for stock options and similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net earnings and earnings per share as if the company had applied the new method of accounting.

The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net earnings and earnings per share should it elect to make such a change. Adoption of the new standard will have no effect on the Company's cash flow.


12.   CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)


Quarter Ended            March 31     June 30   September 30  December 31
-------------------------------------------------------------------------
1995
Net Sales              $9,178,622   $8,754,016   $9,434,662   $11,894,163
Gross Profit            4,044,668    3,661,448    3,743,796     4,906,823
Net earnings              542,618      367,895      626,480     1,271,987
Net earnings
   per common share:
       Primary         $     0.10   $     0.06   $     0.09   $      0.18
       Fully diluted   $     0.10   $     0.06   $     0.09   $      0.18

1994
Net Sales              $6,006,937   $6,538,579   $7,694,259   $ 8,702,973
Gross Profit            2,394,453    2,802,730    3,378,152     4,066,720
Net earnings              120,424      308,625      384,962       878,642
Net earnings
   per common share:
       Primary         $     0.02   $     0.06   $     0.08   $      0.17
       Fully diluted   $     0.02   $     0.06   $     0.08   $      0.17

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Metatec Corporation:

         We have audited the accompanying consolidated balance sheets of Metatec Corporation and its subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Metatec Corporation and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP
February 9, 1996
Columbus, Ohio

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         Information required under this Item with respect to directors is contained in the Company's proxy statement which was filed with the Securities and Exchange Commission on March 21, 1996, and is hereby incorporated herein by reference. Information regarding the executive officers of the Company may be found under the caption "Executive Officers of the Company" in Part I and is also incorporated by reference into this Item 10.


ITEM 11.         EXECUTIVE COMPENSATION

         Information required under this Item is contained in the Company's proxy statement which was filed with the Securities and Exchange Commission on March 21, 1996, and is hereby incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required under this Item is contained in the Company's proxy statement which was filed with the Securities and Exchange Commission on March 21, 1996, and is hereby incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under this Item is contained in the Company's proxy statement which was filed with the Securities and Exchange Commission on March 21, 1996, and is hereby incorporated herein by reference.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K

         (a)(1)  Financial Statements
                 --------------------
                 The following financial statements of the Company are included in Item 8:

                 Consolidated Balance Sheets as of December 31, 1995 and 1994

                 Consolidated Statements of Earnings for the Years Ended December 31, 1995, 1994 and 1993

                 Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1995, 1994 and 1993

                 Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993

                 Notes to Consolidated Financial Statements

                 Independent Auditors' Report

         (a)(2)  Financial Statement Schedules
                 -----------------------------

                 The following independent auditors' report and financial statement schedule for the years ended December 31, 1995, 1994 and 1993 are included in this report following the signatures and should be read in conjunction with the Consolidated Financial Statements included in Item 8:

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

3(b)                      Amended and Restated By-laws              Registration Statement on Form S-1, File
                          of Metatec Corporation                    No. 33-60878 (see Exhibit 3(d) therein).

4                         Form of Share Certificate                 Amendment No. 2 to Registration
                                                                    Statement on Form S-1, File No.
                                                                    33-60878 (see Exhibit 4 therein).

10(a)*                    Metatec Corporation 1990                  Registration Statement on Form S-8, File
                          Directors' Stock Option Plan and          No. 33-48021 (see Exhibit 4(d) therein).
                          Amendment No. 1 thereto

10(b)*                    Amended and Restated Employment           Annual Report on Form 10-K for the fiscal
                          Agreement dated March 23, 1993,           year ended December 31, 1992 (See Exhibit
                          between Metatec Corporation and           10(h) therein).
                          Jeffrey M. Wilkins

10(c)*                    First Amendment to Amended and            Contained herein.
                          Restated Employment Agreement
                          dated March 21, 1996, between
                          Metatec Corporation and
                          Jeffrey M. Wilkins

10(d)*                    Metatec Corporation 1990 Stock            Annual Report on Form 10-K for the fiscal
                          Option Plan                               year ended December 31, 1991 (see Exhibit
                                                                    10(k) therein).

10(e)*                    Amendment No. 1 to Metatec                Registration Statement on Form S-8, File
                          Corporation 1990 Stock Option             No. 33-48022 (see Exhibit 4(d) therein).
                          Plan

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

10(h)*                    Amendment No. 4 to Metatec                Contained herein.
                          Corporation 1990 Stock Option
                          Plan

                                                                    If Incorporated by Reference,
Exhibit                                                             Document with which Exhibit was
  No.                     Description of Exhibit                    Previously Filed with SEC
-------                   ----------------------                    ----------------------------------------
10(i)*                    Metatec Corporation 1992                  Registration Statement on Form S-8, File
                          Directors' Stock Option Plan              No. 33-5200 (see Exhibit 4(c)
                                                                    therein).

10(j)*                    Amendment No. 1 to Metatec                Annual Report on Form 10-K for the fiscal
                          Corporation 1992 Directors' Stock         year ended December 31, 1993 (see Exhibit
                          Option Plan                               10(i) therein).

10(k)*                    Amendment No. 2 to Metatec                Contained herein.
                          Corporation 1992 Directors' Stock
                          Option Plan

10(l)*                    Amendment No. 3 to Metatec                Contained herein.
                          Corporation 1992 Directors' Stock
                          Option Plan

10(m)*                    Metatec Corporation 1992                  Annual Report on Form 10-K for the fiscal
                          Incentive Compensation Plan               year ended December 31, 1992 (see Exhibit
                                                                    10(p) therein).

10(n)                     Form of Indemnification Agreement         Annual Report on Form 10-K for the fiscal
                          between Metatec Corporation and           year ended December 31, 1992 (see Exhibit
                          each of its officers and                  10(q) therein).
                          directors

10(o)                     Restricted Share Agreement dated          Annual Report on Form 10-K for the fiscal
                          March 23, 1993, between Metatec           year ended December 31, 1992 (see Exhibit
                          Corporation and Jeffrey M.                10(r) therein).
                          Wilkins

10(p)                     Amendment to Restricted Share             Amendment No. 1 to Registration
                          Agreement dated April 8, 1993,            Statement on Form S-1, File No. 33-60878
                          between Metatec Corporation and           (see Exhibit 10(o) therein).
                          Jeffrey M. Wilkins

10(q)                     Patent License Agreement for Disc         Amendment No. 1 to Registration
                          Products dated July 1, 1986,              Statement on Form S-1, File No. 33-60878
                          between Metatec/Discovery                 (see Exhibit 10(t) therein).
                          Systems, Inc. and Discovision
                          Associates

10(r)                     CD Disc License Agreement dated           Amendment No. 1 to Registration
                          January 1, 1986,                          Statement on Form S-1, File No. 33-60878
                          between U.S. Philips                      (see Exhibit 10(u) therein).
                          Corporation and Metatec/
                          Discovery Systems, Inc.

                                                                    If Incorporated by Reference,
Exhibit                                                             Document with which Exhibit was
  No.                     Description of Exhibit                    Previously Filed with SEC
-------                   ----------------------                    ----------------------------------------
10(s)                     Optical Disc Corporation NPR              Amendment No. 1 to Registration
                          Technology License Agreement              Statement on Form S-1, File No. 33-60878
                          between Optical Disc Corporation          (see Exhibit 10(v) therein).
                          and Metatec/Discovery Systems
                          effective March 2, 1992

10(t)                     Real Estate Purchase Contract             Annual Report on Form 10-K for the fiscal
                          dated January 19, 1994, between           year ended December 31, 1993 (see Exhibit
                          Metatec Corporation and Olde              10(s) therein).
                          Poste Properties

10(u)                     Lease and Option Agreement dated          Current Report on Form 8-K filed with the
                          March 1, 1994, between Metatec            Securities and Exchange Commission on
                          Corporation and Jeffrey M.                March 28, 1995 (see Exhibit 10(a)
                          Wilkins                                   therein).


10(v)                     Real Estate Purchase Agreement            Current Report on Form 8-K filed with the
                          dated September 1, 1994, between          Securities and Exchange Commission on
                          Metatec Corporation and Jeffrey           March 28, 1995 (see Exhibit 10(b)
                          M. Wilkins.                               therein).

10(w)                     Real Estate Purchase Contract             Contained herein.
                          dated January 5, 1996, between
                          Metatec Corporation and Olde
                          Poste Properties.

10(x)                     Loan Agreement dated May 13,              Current Report on Form 8-K filed with the
                          1994, between The Huntington              Securities and Exchange Commission on
                          National Bank, Metatec                    March 28, 1995 (see Exhibit 10(c)
                          Corporation, and                          therein).
                          Metatec/Discovery Systems, Inc.

10(y)                     First Amendment to Loan Agreement         Current Report on Form 8-K filed with the
                          dated September 1, 1994, between          Securities and Exchange Commission on
                          The Huntington National Bank,             March 28, 1995 (see Exhibit 10(d)
                          Metatec Corporation, and                  therein).
                          Metatec/Discovery Systems, Inc.

                                                                    If Incorporated by Reference,
Exhibit                                                             Document with which Exhibit was
  No.                     Description of Exhibit                    Previously Filed with SEC
-------                   ----------------------                    ----------------------------------------
10(z)                     Second Amendment to Loan                  Current Report on Form 8-K filed with the
                          Agreement dated February 1, 1995,         Securities and Exchange Commission on
                          between The Huntington National           March 28, 1995 (see Exhibit 10(e)
                          Bank, Metatec Corporation, and            therein).
                          Metatec/Discovery Systems, Inc.

21                        Subsidiaries of Metatec                   Annual Report on Form 10-K for the fiscal
                          Corporation                               year ended December 31, 1993 (see Exhibit
                                                                    21 therein).

23                        Consent of Deloitte & Touche LLP          Contained herein.

24(a)                     Powers of Attorney for Peter J.           Annual Report on Form 10-K for the fiscal
                          Kight, E. David Crockett, and A.          year ended December 31, 1994 (see Exhibit
                          Grant Bowen                               24 therein).


24(b)                     Power of Attorney for Jerry D.            Annual Report on Form 10-K for the fiscal
                          Miller                                    year ended December 31, 1993 (see Exhibit
                                                                    24 therein).

24(c)                     Power of Attorney for James V.            Contained herein.
                          Pickett

27                        Financial Data Schedule                   Contained herein.


*Executive compensation plans and arrangements required to be filed pursuant to
Item 601(b)(10) of Regulation S-K.

         (b)     Reports on Form 8-K
                 -------------------

                 The Company did not file any Form 8-K current reports during the fourth quarter of the Company's year ended
                 December 31, 1995.

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

                                    METATEC CORPORATION



Date:  March 26, 1996               By /s/Jeffrey M. Wilkins
                                       ----------------------------------------
                                       Jeffrey M. Wilkins, Chairman of the Board
                                       and Chief Executive Officer

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

                 Signature                                  Title                                      Date
                 ---------                                  -----                                      ----
/s/Jeffrey M. Wilkins                              Chairman of the Board,                         March 26, 1996
-------------------------------------              Chief Executive Officer
Jeffrey M. Wilkins                                 (principal executive
                                                   officer) and Director


/s/Gregory T. Tillar                               President, Chief Operating                     March 26, 1996
-------------------------------------              Officer and Director
Gregory T. Tillar


/s/William H. Largent                              Executive Vice President, Secretary,           March 26, 1996
-------------------------------------              Treasurer, Chief Financial
William H. Largent                                 Officer (principal
                                                   financial officer and principal
                                                   accounting officer) and Director


E. David Crockett*                                 Director                                       March 26, 1996
------------------------------------
E. David Crockett

Peter J. Kight*                                    Director                                       March 26, 1996
--------------------------------------
Peter J. Kight

Jerry D. Miller*                                   Director                                       March 26, 1996
--------------------------------------
Jerry D. Miller

A. Grant Bowen*                                    Director                                       March 26, 1996
---------------------------------
A. Grant Bowen

James V. Pickett*                                  Director                                       March 26, 1996
--------------------------------
James V. Pickett


         *Jeffrey M. Wilkins, by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.


By /s/ Jeffrey M. Wilkins                                                                         March 26, 1996
   ------------------------------------
   Jeffrey M. Wilkins, Attorney In Fact

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Metatec Corporation:

We have audited the consolidated financial statements of Metatec Corporation and subsidiaries as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated February 9, 1996; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Metatec Corporation and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
February 9, 1996
Columbus, Ohio

METATEC CORPORATION AND SUBSIDIARIES

SCHEDULE II CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                    Column A                         Column B                Column C              Column D          Column E
                                                                    -----------------------------
                                                     Balance at     Charged to
                                                    Beginning of     Costs and   Charged to Other                 Balance At End Of
                  Description                          Period        Expenses        Accounts      Deductions         Period
 1995

 ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE
                                                 $269,000            $ 86,694                      $ 17,694           $338,000
                                                 ========            ========                      ========           ========

 1994
 ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE
                                                 $235,000            $178,679                      $144,679           $269,000
                                                 ========            ========                      ========           ========

 1993
 ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE
                                                 $206,000            $112,578                      $ 83,578           $235,000
                                                 ========            ========                      ========           ========

                                 EXHIBIT INDEX

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

3(b)                      Amended and Restated By-laws              Registration Statement on Form S-1, File
                          of Metatec Corporation                    No. 33-60878 (see Exhibit 3(d) therein).

4                         Form of Share Certificate                 Amendment No. 2 to Registration
                                                                    Statement on Form S-1, File No.
                                                                    33-60878 (see Exhibit 4 therein).

10(a)*                    Metatec Corporation 1990                  Registration Statement on Form S-8, File
                          Directors' Stock Option Plan and          No. 33-48021 (see Exhibit 4(d) therein).
                          Amendment No. 1 thereto

10(b)*                    Amended and Restated Employment           Annual Report on Form 10-K for the fiscal
                          Agreement dated March 23, 1993,           year ended December 31, 1992 (See Exhibit
                          between Metatec Corporation and           10(h) therein).
                          Jeffrey M. Wilkins

10(c)*                    First Amendment to Amended and            Contained herein.
                          Restated Employment Agreement
                          dated March 21, 1996, between
                          Metatec Corporation and
                          Jeffrey M. Wilkins

10(d)*                    Metatec Corporation 1990 Stock            Annual Report on Form 10-K for the fiscal
                          Option Plan                               year ended December 31, 1991 (see Exhibit
                                                                    10(k) therein).

10(e)*                    Amendment No. 1 to Metatec                Registration Statement on Form S-8, File
                          Corporation 1990 Stock Option             No. 33-48022 (see Exhibit 4(d) therein).
                          Plan

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

10(h)*                    Amendment No. 4 to Metatec                Contained herein.
                          Corporation 1990 Stock Option
                          Plan

                                                                    If Incorporated by Reference,
Exhibit                                                             Document with which Exhibit was
  No.                     Description of Exhibit                    Previously Filed with SEC
-------                   ----------------------                    ----------------------------------------
10(i)*                    Metatec Corporation 1992                  Registration Statement on Form S-8, File
                          Directors' Stock Option Plan              No. 33-5200 (see Exhibit 4(c)
                                                                    therein).

10(j)*                    Amendment No. 1 to Metatec                Annual Report on Form 10-K for the fiscal
                          Corporation 1992 Directors' Stock         year ended December 31, 1993 (see Exhibit
                          Option Plan                               10(i) therein).

10(k)*                    Amendment No. 2 to Metatec                Contained herein.
                          Corporation 1992 Directors' Stock
                          Option Plan

10(l)*                    Amendment No. 3 to Metatec                Contained herein.
                          Corporation 1992 Directors' Stock
                          Option Plan

10(m)*                    Metatec Corporation 1992                  Annual Report on Form 10-K for the fiscal
                          Incentive Compensation Plan               year ended December 31, 1992 (see Exhibit
                                                                    10(p) therein).

10(n)                     Form of Indemnification Agreement         Annual Report on Form 10-K for the fiscal
                          between Metatec Corporation and           year ended December 31, 1992 (see Exhibit
                          each of its officers and                  10(q) therein).
                          directors

10(o)                     Restricted Share Agreement dated          Annual Report on Form 10-K for the fiscal
                          March 23, 1993, between Metatec           year ended December 31, 1992 (see Exhibit
                          Corporation and Jeffrey M.                10(r) therein).
                          Wilkins

10(p)                     Amendment to Restricted Share             Amendment No. 1 to Registration
                          Agreement dated April 8, 1993,            Statement on Form S-1, File No. 33-60878
                          between Metatec Corporation and           (see Exhibit 10(o) therein).
                          Jeffrey M. Wilkins

10(q)                     Patent License Agreement for Disc         Amendment No. 1 to Registration
                          Products dated July 1, 1986,              Statement on Form S-1, File No. 33-60878
                          between Metatec/Discovery                 (see Exhibit 10(t) therein).
                          Systems, Inc. and Discovision
                          Associates

10(r)                     CD Disc License Agreement dated           Amendment No. 1 to Registration
                          January 1, 1986,                          Statement on Form S-1, File No. 33-60878
                          between U.S. Philips                      (see Exhibit 10(u) therein).
                          Corporation and Metatec/
                          Discovery Systems, Inc.

                                                                    If Incorporated by Reference,
Exhibit                                                             Document with which Exhibit was
  No.                     Description of Exhibit                    Previously Filed with SEC
-------                   ----------------------                    ----------------------------------------
10(s)                     Optical Disc Corporation NPR              Amendment No. 1 to Registration
                          Technology License Agreement              Statement on Form S-1, File No. 33-60878
                          between Optical Disc Corporation          (see Exhibit 10(v) therein).
                          and Metatec/Discovery Systems
                          effective March 2, 1992

10(t)                     Real Estate Purchase Contract             Annual Report on Form 10-K for the fiscal
                          dated January 19, 1994, between           year ended December 31, 1993 (see Exhibit
                          Metatec Corporation and Olde              10(s) therein).
                          Poste Properties

10(u)                     Lease and Option Agreement dated          Current Report on Form 8-K filed with the
                          March 1, 1994, between Metatec            Securities and Exchange Commission on
                          Corporation and Jeffrey M.                March 28, 1995 (see Exhibit 10(a)
                          Wilkins                                   therein).


10(v)                     Real Estate Purchase Agreement            Current Report on Form 8-K filed with the
                          dated September 1, 1994, between          Securities and Exchange Commission on
                          Metatec Corporation and Jeffrey           March 28, 1995 (see Exhibit 10(b)
                          M. Wilkins.                               therein).

10(w)                     Real Estate Purchase Contract             Contained herein.
                          dated January 5, 1996, between
                          Metatec Corporation and Olde
                          Poste Properties.

10(x)                     Loan Agreement dated May 13,              Current Report on Form 8-K filed with the
                          1994, between The Huntington              Securities and Exchange Commission on
                          National Bank, Metatec                    March 28, 1995 (see Exhibit 10(c)
                          Corporation, and                          therein).
                          Metatec/Discovery Systems, Inc.

10(y)                     First Amendment to Loan Agreement         Current Report on Form 8-K filed with the
                          dated September 1, 1994, between          Securities and Exchange Commission on
                          The Huntington National Bank,             March 28, 1995 (see Exhibit 10(d)
                          Metatec Corporation, and                  therein).
                          Metatec/Discovery Systems, Inc.

                                                                    If Incorporated by Reference,
Exhibit                                                             Document with which Exhibit was
  No.                     Description of Exhibit                    Previously Filed with SEC
-------                   ----------------------                    ----------------------------------------
10(z)                     Second Amendment to Loan                  Current Report on Form 8-K filed with the
                          Agreement dated February 1, 1995,         Securities and Exchange Commission on
                          between The Huntington National           March 28, 1995 (see Exhibit 10(e)
                          Bank, Metatec Corporation, and            therein).
                          Metatec/Discovery Systems, Inc.

21                        Subsidiaries of Metatec                   Annual Report on Form 10-K for the fiscal
                          Corporation                               year ended December 31, 1993 (see Exhibit
                                                                    21 therein).

23                        Consent of Deloitte & Touche LLP          Contained herein.

24(a)                     Power of Attorney for Peter J.            Annual Report on Form 10-K for the fiscal
                          Kight, E. David Crockett, and A.          year ended December 31, 1994 (see Exhibit
                          Grant Bowen                               24 therein).


24(b)                     Power of Attorney for Jerry D.            Annual Report on Form 10-K for the fiscal
                          Miller                                    year ended December 31, 1993 (see Exhibit
                                                                    24 therein).

24(c)                     Power of Attorney for James V.            Contained herein.
                          Pickett

27                        Financial Data Schedule                   Contained herein.