Form 10-Q
period 1996-03-31
METATEC CORP
filed 1996-05-07
CIK 203200

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

         ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No ___
                                        ---
Number of Common Shares outstanding as of May 3, 1996: 7,065,229

                      1 of 11

                              METATEC CORPORATION
                              -------------------
                               INDEX                                       PAGE
                               -----                                       ----
Part I: Financial Information

      Item 1 - Financial Statements

               Consolidated Balance Sheets as of March 31, 1996
               (unaudited) and December 31, 1995                             3

               Consolidated Statements of Earnings for the three months
               ended March 31, 1996 and 1995 (unaudited)                     4

               Consolidated Statement of Shareholders' Equity for the
               three months ended March 31, 1996 (unaudited)                 5

               Consolidated Statements of Cash Flows for the three months
               ended March 31, 1996 and 1995 (unaudited)                     6

               Notes to Consolidated Financial Statements (unaudited)        7

      Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          8-10

Part II: Other Information

      Items 1-6                                                             11

      Signatures                                                            11



                                    2 of 11

METATEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                               (Unaudited)
                                                                                                March 31,         December 31,
                                                                                                   1996               1995
- -----------------------------------------------------------------------------------------      -----------        ------------
ASSETS

Current assets:
   Cash and cash equivalents                                                                   $ 6,954,138        $ 5,898,928
   Accounts receivable, net of allowance for doubtful accounts of $311,000 and $338,000          5,471,977          6,281,460
   Inventory                                                                                       951,219            885,107
   Prepaid expenses                                                                                538,200            606,271
   Deferred income taxes                                                                           294,000            674,000
   Current portion of long-term note receivable                                                     12,374             12,374
                                                                                               -----------        -----------
      Total current assets                                                                      14,221,908         14,358,140

Long-term note receivable, less current portion                                                    210,832            213,851

Property, plant and equipment - net                                                             31,806,699         31,337,322

Goodwill - net                                                                                   4,052,254          4,166,763
                                                                                               -----------        -----------

TOTAL ASSETS                                                                                   $50,291,693        $50,076,076
                                                                                               ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                            $ 1,393,177        $ 2,328,255
   Accrued royalties                                                                               975,144          1,173,252
   Accrued personal property taxes                                                                 694,779            541,228
   Other accrued expenses                                                                          520,916            530,728
   Accrued payroll                                                                                 723,632            465,371
   Accrued income taxes                                                                            399,501            444,008
   Unearned income                                                                                 200,895            370,421
   Current maturities of long-term debt and capital lease obligations                               67,659             75,859
                                                                                               -----------        -----------
      Total current liabilities                                                                  4,975,703          5,929,122

Long-term debt and capital lease obligations, less current maturities                              102,999            117,875
Deferred income taxes                                                                              858,000            728,000
                                                                                               -----------        -----------
      Total liabilities                                                                          5,936,702          6,774,997
                                                                                               -----------        -----------

Shareholders' equity:
   Common stock, $.10 par value; authorized 10,083,500 shares; issued 1996 - 7,059,234
      shares; 1995 - 7,054,734 shares                                                              705,924            705,474
   Additional paid-in capital                                                                   33,791,362         33,781,631
   Retained earnings                                                                             9,894,246          8,850,515
   Treasury stock, at cost - 2,755 shares                                                          (36,541)           (36,541)
                                                                                               -----------        -----------
      Total shareholders' equity                                                                44,354,991         43,301,079
                                                                                               -----------        -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                     $50,291,693        $50,076,076
                                                                                               ===========        ===========

See notes to consolidated financial statements.

METATEC CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

For The Three Months Ended March 31,                      1996                   1995
- ----------------------------------------------------   -----------            ----------
NET SALES                                              $12,204,455            $9,178,622

Cost of sales                                            7,026,496             5,133,954
                                                       -----------            ----------

Gross profit                                             5,177,959             4,044,668

Selling, general and administrative expenses             3,472,005             2,991,855
                                                       -----------            ----------

OPERATING EARNINGS                                       1,705,954             1,052,813

Other income and (expense):
        Investment income                                   68,347                21,649
        Other - net                                        (21,781)               (4,373)
        Interest expense                                    (2,789)             (190,871)
                                                       -----------            ----------

EARNINGS BEFORE INCOME TAXES                             1,749,731               879,218

Income taxes                                               706,000               336,600
                                                       -----------            ----------

NET EARNINGS                                           $ 1,043,731            $  542,618
                                                       ===========            ==========

NET EARNINGS PER COMMON SHARE                          $      0.15            $     0.10
                                                       ===========            ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING            7,149,326             5,408,670
                                                       ===========            ==========

See notes to consolidated financial statements.

METATEC CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                 Additional
                                   Common          Paid-in            Retained          Treasury
                                    Stock          Capital            Earnings            Stock              Total
- -------------------------------   --------       -----------         ----------         --------          -----------
BALANCE AT DECEMBER 31, 1995      $705,474       $33,781,631         $8,850,515         $(36,541)         $43,301,079

Net earnings                                                          1,043,731                             1,043,731

Stock options exercised                450             9,731                                                   10,181
                                  --------       -----------         ----------         --------          -----------
BALANCE AT MARCH 31, 1996         $705,924       $33,791,362         $9,894,246         $(36,541)         $44,354,991
                                  ========       ===========         ==========         ========          ===========

See notes to consolidated financial statements.

METATEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the three months ended March 31,                                                              1996                  1995
- -----------------------------------------------------------------------------------------     -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net earnings                                                                               $ 1,043,731           $   542,618
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                                             1,628,461             1,022,520
      Deferred income taxes                                                                       510,000                10,000
      Net loss on sales of property, plant and equipment                                           26,514                12,435
      Changes in assets and liabilities:
         Accounts receivable                                                                      809,483                16,051
         Inventory                                                                                (66,112)             (184,143)
         Prepaid expenses and other assets                                                         68,071              (143,892)
         Accounts payable and accrued expenses                                                   (775,693)             (656,284)
         Unearned income                                                                         (169,526)             (122,334)
                                                                                              -----------           -----------
            Net cash provided by operating activities                                           3,074,929               496,971
                                                                                              -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Decrease in long-term note receivable                                                            3,019                 2,830
   Purchase of property, plant and equipment                                                   (2,013,778)           (1,927,763)
   Proceeds from the sale of property, plant and equipment                                          3,935               297,200
                                                                                              -----------           -----------
      Net cash used in investing activities                                                    (2,006,824)           (1,627,733)
                                                                                              -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Payment of long-term debt and capital lease obligations                                        (23,076)             (233,505)
   Stock options exercised                                                                         10,181                 3,750
                                                                                              -----------           -----------
      Net cash (used in) financing activities                                                     (12,895)             (229,755)
                                                                                              -----------           -----------

Increase (decrease) in cash and cash equivalents                                                1,055,210            (1,360,517)
Cash and cash equivalents at beginning of year                                                  5,898,928             2,167,518
                                                                                              -----------           -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $ 6,954,138           $   807,001
                                                                                              ===========           ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:

   Interest paid                                                                              $     2,789           $   190,871
                                                                                              ===========           ===========

   Income taxes paid                                                                          $   285,507           $   180,119
                                                                                              ===========           ===========

See notes to consolidated financial statements.

                              METATEC CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

1. BASIS OF PRESENTATION - The consolidated balance sheet as of March 31, 1996, the consolidated statements of earnings for the three months ended March 31, 1996 and March 31, 1995, the consolidated statement of shareholders' equity for the three months ended March 31, 1996, and the consolidated statements of cash flows for the three month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with generally accepted accounting principles, the financial position, results of operations and changes in cash flows for all periods presented have been made.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1995 annual report on Form 10-K. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the results for the full year.

2. PROPERTY, PLANT AND EQUIPMENT COMMITMENTS - The Company has commitments under contracts for the purchase of property and equipment. Portions of such contracts not completed as of March 31, 1996 are not reflected in the consolidated financial statements. The unrecorded commitments amounted to approximately $574,000 at March 31, 1996.

3. RECENTLY ISSUED ACCOUNTING STANDARD - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require, compensation costs to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting
Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," which recognizes compensation costs based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose annually the required pro forma effect on net earnings and earnings per share in a note to the financial statements.


                                7 of 11

                              METATEC CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the three months ended March 31, 1996 were $12,204,000, an increase of $3,025,000, or 33% over the same period of the prior year. This increase resulted primarily from the Manufacturing Services Group ("MSG"), which includes CD-ROM and Radio Syndication manufacturing, increasing $2,919,000 to $10,608,000 for the three months ended March 31, 1996, or 38% over the same period of the prior year. The CD-ROM sales within MSG accounted for 88% of MSG sales for the three months ended March 31, 1996 as compared to 82% of MSG sales in the same period of the prior year. The New Media Solutions Group, previously reported as Software Services and Publishing Services separately, increased $106,000 to $1,596,000 for the three months ended March 31, 1996, or 7% over the same period of the prior year. This combined net sales increase was primarily as a result of continued strong market growth which resulted in a significant increase in volume. The Company continued its focus on the business and information services CD-ROM market.

Within the New Media Solutions Group the number of subscribers to NautilusCD, the Company published CD-ROM monthly multimedia magazine, decreased from 17,800 as of March 31, 1995 to 3,800 as of March 31, 1996. All of the current NautilusCD subscribers are of the Macintosh version. This decrease in subscribers during the twelve month period ended March 31, 1996 was a result of the PC/Windows version of NautilusCD being converted to a CD-ROM publication not published by the Company. The Company continues to provide software development and manufacturing services to the new publisher.

Gross profit was 42% of net sales for the three months ended March 31, 1996 as compared to 44% of net sales for the same period of the prior year. This decrease is primarily attributed to an under utilization of manufacturing capacity during the three month period ended March 31, 1996, as compared to the same period of the prior year. This under utilization of capacity is a direct result of a more than doubling in the capacity during the prior nine months.
The Company increased capacity in the prior nine months in anticipation of increased volume in 1996, which is evidenced by the current growth in sales.
The Company operated at closer to capacity in the three months ended March 31, 1995 than in the three months ended March 31, 1996. This resulted in higher fixed costs in relation to net sales during the three months ended March 31, 1996.

Selling, general and administrative expenses increased to $3,472,000, or 28% of net sales, for the three months ended March 31, 1996 as compared to $2,992,000, or 33% of net sales, for same period of the prior year. This increase of $480,000 is primarily attributed to increased personnel costs.

                              METATEC CORPORATION
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

Investment income was $68,000 and $22,000 for the three month periods ended March 31, 1996 and 1995, respectively. The increase was a result of additional investment income from higher cash and cash equivalents balances. Other expense of $22,000 in the three months ended March 31, 1996 compares to other expense of $4,000 in the same period of the prior year. These amounts are as a result of losses on the sales of property, plant and equipment.

Interest expense for the three months ended March 31, 1996 was $3,000 as compared to $191,000 for the same period of the prior year. During 1995 the Company paid off all of its long-term bank debt utilizing $8,100,000 of the proceeds from the 1995 sale of common shares. As a result, the only items bearing interest are the capital lease obligations which have a balance of $171,000 as of March 31, 1996.

The income tax expense was $706,000 for the three months ended March 31, 1996, or an effective tax rate of 40%, as compared to $336,600 for the same period of the prior year, or an effective tax rate of 38%. The 1996 provision reflects the impact of non-deductible goodwill for tax purposes, which resulted from the increase in goodwill related to the restricted shares earned by an officer/shareholder effective December 31, 1995.

Net earnings for three months ended March 31, 1996 were $1,044,000, or net earnings per common share of $.15, as compared to the same period of the prior year of $543,000, or net earnings per common share of $.10. This improvement was primarily a result of higher net sales and a reduction in the rate of growth in selling, general and administrative expenses relative to net sales growth, partially offset by a slightly higher effective tax rate.


FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company financed its business during the three months ended March 31, 1996 through cash generated from operations and available cash balances. Historically, the Company also financed business needs through the issuance of common stock and through the use of debt. Cash flow from operating activities was $3,075,000 for the three months ended March 31, 1996, as compared to $497,000 for the three months ended March 31, 1995.

                              METATEC CORPORATION
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company, in the three month period ended March 31, 1996, continued to increase its manufacturing capacity over the 1995 level. The capacity increase along with recurring capital needs resulted in the purchase of $2,014,000 in property, plant and equipment during the three months ended March 31, 1996. The Company will continue to expand its operations during 1996 through the addition of manufacturing and distribution equipment and, as announced in April, 1996, will add an 80,000 square foot addition to the Company's existing facility.
It is anticipated that this addition will be funded out of existing cash balances and through funds generated from operations.

The Company has cash and cash equivalents of $6,954,000 as of March 31, 1996 and additionally has available $5,000,000 under its revolving line of credit agreement. Management believes that current cash balances, plus the funds available from the revolving line of credit agreement, plus cash to be generated from future operations and funds which may be obtained from future financing activities should provide sufficient capital to meet the current business needs of the Company.

                        PART II - OTHER INFORMATION

Items 1-3. INAPPLICABLE

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     (a) The annual meeting of shareholders was held April 24, 1996.
     (b) Jeffrey M. Wilkins and A. Grant Bowen were elected as Directors. Gregory T. Tillar, William H. Largent, Jerry D. Miller, E. David Crockett, Peter J. Kight and James V. Pickett continued as Directors.
     (c) The proposal to amend the Company's 1990 Stock Option Plan was adopted with 3,047,199 votes for, 387,424 votes against and 1,383,502 votes abstain/broker non-votes. The proposal to amend the Company's 1992 Directors' Stock Option Plan was adopted with 4,419,405 votes for, 292,778 votes against and 105,942 votes abstain/broker non-votes. The following two Directors were elected to three year terms, Jeffrey M. Wilkins with 4,754,037 votes for and 64,088 votes withheld and A. Grant Bowen with 4,752,687 votes for and 65,438 votes withheld.
     (d) Inapplicable.

Item 5.  INAPPLICABLE

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
     (a) No exhibits are filed as a part of this report on Form 10-Q.
     (b) On April 18,1996, a current report on Form 8-K, dated April 18, 1996, was filed with the Securities and Exchange Commission reporting under items 5 and 7.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Metatec Corporation


                                        /s/ William H. Largent

                                        BY: William H. Largent
Date: May 7, 1996                       Executive Vice President,
                                        and Chief Financial Officer
                                        (authorized signatory-principal
                                        financial and accounting officer)


                                   11 of 11