Form 10-Q
period 1996-06-30
METATEC CORP
filed 1996-08-02
CIK 203200

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

          ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

   Number of Common Shares outstanding as of July 31, 1996:  7,065,229


                                     1 of 12

                               METATEC CORPORATION
                               -------------------

                                                     INDEX                              PAGE
                                                     -----                              ----
    Part I : Financial Information

         Item 1 - Financial Statements

                           Consolidated Balance Sheets as of June 30,
                           1996 (unaudited) and December 31, 1995                          3

                           Consolidated Statements of Earnings
                           for the three months ended June 30, 1996
                           and 1995 (unaudited)                                            4

                           Consolidated Statements of Earnings
                           for the six months ended June 30, 1996
                           and 1995 (unaudited)                                            5

                           Consolidated Statement of Shareholders'
                           Equity for the six months ended
                           June 30, 1996 (unaudited)                                       6

                           Consolidated Statements of Cash Flows
                           for the six months ended June 30,
                           1996 and 1995 (unaudited)                                       7

                           Notes to Consolidated Financial
                           Statements (unaudited)                                          8

         Item 2 - Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                   9 -11

    Part II: Other Information

                  Items 1-6                                                                12

                  Signatures                                                               12






                                     2 of 12

METATEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                (Unaudited)
                                                                                                 June 30,      December 31,
                                                                                                  1996            1995
- -----------------------------------------------------------------------------------            -------------  -------------
ASSETS

Current assets:
   Cash and cash equivalents                                                                  $   5,930,492  $   5,898,928
   Accounts receivable, net of allowance for doubtful accounts of $335,000 and $338,000           5,595,030      6,281,460
   Inventory                                                                                        802,773        885,107
   Prepaid expenses                                                                                 568,345        606,271
   Deferred income taxes                                                                            200,000        674,000
   Current portion of long-term note receivable                                                      12,374         12,374
                                                                                               -------------  -------------
      Total current assets                                                                       13,109,014     14,358,140

Long-term note receivable, less current portion                                                     208,792        213,851

Property, plant and equipment - net                                                              32,604,243     31,337,322

Goodwill - net                                                                                    3,937,743      4,166,763
                                                                                               -------------  -------------

TOTAL ASSETS                                                                                  $  49,859,792  $  50,076,076
                                                                                               =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                           $   1,278,918  $   2,328,255
   Accrued royalties                                                                              1,062,967      1,173,252
   Accrued personal property taxes                                                                  595,570        541,228
   Other accrued expenses                                                                           334,124        530,728
   Accrued payroll                                                                                  375,511        465,371
   Accrued income taxes                                                                                   0        444,008
   Unearned income                                                                                   57,792        370,421
   Current maturities of long-term debt and capital lease obligations                                62,193         75,859
                                                                                               -------------  -------------
      Total current liabilities                                                                   3,767,075      5,929,122

Long-term debt and capital lease obligations, less current maturities                                88,135        117,875
Deferred income taxes                                                                             1,007,000        728,000
                                                                                               -------------  -------------
      Total liabilities                                                                           4,862,210      6,774,997
                                                                                               -------------  -------------

Shareholders' equity:
   Common stock, $.10 par value; authorized 10,083,500 shares; issued 1996 - 7,067,984
      shares; 1995 - 7,054,734 shares                                                               706,799        705,474
   Additional paid-in capital                                                                    33,883,611     33,781,631
   Retained earnings                                                                             10,443,713      8,850,515
   Treasury stock, at cost - 2,755 shares                                                           (36,541)       (36,541)
                                                                                               -------------  -------------
      Total shareholders' equity                                                                 44,997,582     43,301,079
                                                                                               -------------  -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                    $  49,859,792  $  50,076,076
                                                                                               =============  =============


  See notes to consolidated financial statements.



                                     3 of 12

METATEC CORPORATION
CONSOLIDATED  STATEMENTS  OF  EARNINGS (UNAUDITED)

For The Three Months Ended  June 30,                           1996          1995
- ---------------------------------------------------------  ------------  ------------

NET SALES                                                 $ 10,975,017  $  8,754,016

Cost of sales                                                6,967,938     5,092,568
                                                           ------------  ------------

Gross profit                                                 4,007,079     3,661,448

Selling, general and administrative expenses                 3,172,357     3,004,232
                                                           ------------  ------------

OPERATING EARNINGS                                             834,722       657,216

Other income and (expense):
        Investment income                                       97,836        53,353
        Other - net                                              3,593         7,507
        Interest expense                                        (2,684)     (123,581)
                                                           ------------  ------------

EARNINGS BEFORE INCOME TAXES                                   933,467       594,495

Income taxes                                                   384,000       226,600
                                                           ------------  ------------

NET  EARNINGS                                            $     549,467  $    367,895
                                                           ============  ============


NET EARNINGS  PER COMMON SHARE                           $         0.08 $       0.06
                                                           ============  ============

WEIGHTED  AVERAGE  NUMBER  OF  SHARES  OUTSTANDING           7,197,148     6,130,347
                                                           ============  ============


See notes to consolidated financial statements.


                                     4 of 12

METATEC CORPORATION
CONSOLIDATED  STATEMENTS  OF  EARNINGS (UNAUDITED)

For The Six Months Ended  June 30,                          1996          1995
- ------------------------------------------------------ -------------  ------------

NET SALES                                                23,179,472  $ 17,932,638

Cost of sales                                            13,994,434    10,226,522
                                                       -------------  ------------

Gross profit                                              9,185,038     7,706,116

Selling, general and administrative expenses              6,644,362     5,996,087
                                                       -------------  ------------

OPERATING EARNINGS                                        2,540,676     1,710,029

Other income and (expense):
        Investment income                                   166,183        75,002
        Other - net                                         (18,188)        3,134
        Interest expense                                     (5,473)     (314,452)
                                                       -------------  ------------

EARNINGS BEFORE INCOME TAXES                              2,683,198     1,473,713

Income taxes                                              1,090,000       563,200
                                                       -------------  ------------

NET  EARNINGS                                         $   1,593,198  $    910,513
                                                       =============  ============


NET EARNINGS  PER COMMON SHARE                        $        0.22  $       0.16
                                                       =============  ============

WEIGHTED  AVERAGE  NUMBER  OF  SHARES  OUTSTANDING        7,173,237     5,776,707
                                                       =============  ============


See notes to consolidated financial statements.


                                     5 of 12

METATEC CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                               Additional
                                    Common      Paid-in       Retained   Treasury
                                    Stock       Capital       Earnings     Stock        Total
- --------------------------------- ---------  ------------  ------------  ----------  ------------
BALANCE AT DECEMBER 31, 1995     $ 705,474  $ 33,781,631  $  8,850,515  $  (36,541) $ 43,301,079

Net earnings                                                 1,593,198                 1,593,198

Stock options exercised              1,325       101,980                                 103,305
                                  ---------  ------------  ------------  ----------  ------------
BALANCE AT JUNE 30, 1996         $ 706,799  $ 33,883,611  $ 10,443,713  $  (36,541) $ 44,997,582
                                  =========  ============  ============  ==========  ============


See notes to consolidated financial statements.


                                     6 of 12

METATEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the six months ended June 30,                                                            1996          1995
- ---------------------------------------------------------------------------------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net earnings                                                                         $  1,593,198  $    910,513
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                                        3,365,960     2,047,428
      Deferred income taxes                                                                  753,000        12,000
      Net loss on sales of property, plant and equipment                                      26,673        11,816
      Changes in assets and liabilities:
         Accounts receivable                                                                 686,430       138,624
         Inventory                                                                            82,334      (250,705)
         Prepaid expenses and other assets                                                    37,926      (368,506)
         Accounts payable and accrued expenses                                            (1,835,752)     (593,152)
         Unearned income                                                                    (312,629)     (243,267)
                                                                                         ------------  ------------
            Net cash provided by operating activities                                      4,397,140     1,664,751
                                                                                         ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Decrease in long-term note receivable                                                       5,059         5,705
   Purchase of property, plant and equipment                                              (4,434,473)   (4,683,529)
   Proceeds from the sale of property, plant and equipment                                     3,939       298,300
                                                                                         ------------  ------------
      Net cash used in investing activities                                               (4,425,475)   (4,379,524)
                                                                                         ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Payment of long-term debt and capital lease obligations                                   (43,406)   (8,383,117)
   Proceeds from issuance of stock                                                                 0    17,914,782
   Stock options exercised                                                                   103,305        46,300
                                                                                         ------------  ------------
      Net cash provided by financing activities                                               59,899     9,577,965
                                                                                         ------------  ------------

Increase in cash and cash equivalents                                                         31,564     6,863,192
Cash and cash equivalents at beginning of year                                             5,898,928     2,167,518
                                                                                         ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $  5,930,492  $  9,030,710
                                                                                         ============  ============

SUPPLEMENTAL  CASH  FLOW  DISCLOSURES:

   Interest paid                                                                        $      5,473  $    314,452
                                                                                         ============  ============

   Income taxes paid                                                                    $  1,043,083  $    529,619
                                                                                         ============  ============


See notes to consolidated financial statements.


                                     7 of 12

                               METATEC CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

   1. BASIS OF PRESENTATION - The consolidated balance sheet as of June 30, 1996, the consolidated statements of earnings for the three and six months ended June 30, 1996 and June 30, 1995, the consolidated statement of shareholders' equity for the six months ended June 30, 1996, and the consolidated statements of cash flows for the six month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with generally accepted accounting principles, the financial position, results of operations and changes in cash flows for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1995 annual report on Form 10-K. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the results for the full year.

   2. PROPERTY, PLANT AND EQUIPMENT COMMITMENTS - The Company has commitments under contracts for the purchase of property and equipment. Portions of such contracts not completed as of June 30, 1996 are not reflected in the consolidated financial statements. The unrecorded commitments amounted to approximately $344,000 at June 30, 1996.

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


                                     8 of 12

                               METATEC CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the three months ended June 30, 1996 were $10,975,000, an increase of $2,221,000, or 25% over the same period of the prior year. This increase resulted primarily from the Manufacturing Services Group ("MSG"), which includes CD-ROM and Radio Syndication manufacturing, increasing $2,674,000 to $9,930,000 for the three months ended June 30, 1996, or 37% over the same period of the prior year. The CD-ROM sales within MSG accounted for 86% of MSG sales for the three months ended June 30, 1996 as compared to 81% of MSG sales in the same period of the prior year. The New Media Solutions Group, previously reported as Software Services and Publishing Services separately, decreased $453,000 to $1,045,000 for the three months ended June 30, 1996, or a 30% decrease as compared to the same period of the prior year. This combined net sales increase was primarily as a result of a continued growing CD-ROM manufacturing market which resulted in an increase in volume. The Company continued its focus on the business and information services CD-ROM market.

Net sales for the six months ended June 30, 1996 were $23,179,000, an increase of $5,247,000, or 29% over the same period of the prior year. This increase resulted primarily from the Manufacturing Services Group, which includes CD-ROM and Radio Syndication manufacturing, increasing $5,593,000 to $20,538,000 for the six months ended June 30, 1996, or 37% over the same period of the prior year. The CD-ROM sales within MSG accounted for 87% of MSG sales for the six months ended June 30, 1996 as compared to 82% of MSG sales in the same period of the prior year. The New Media Solutions Group, previously reported as Software Services and Publishing Services separately, decreased $346,000 to $2,641,000 for the six months ended June 30, 1996, or a 12% decrease as compared to the same period of the prior year. This combined net sales increase was primarily as a result of a continued growing CD-ROM manufacturing market which resulted in an increase in volume.

Within the New Media Solutions Group the Company reports sales of NautilusCD, a monthly CD-ROM multimedia magazine. As previously reported in the Form 10Q filed for the quarterly period ended March 31, 1996, all of the current NautilusCD subscribers were and continue to be of the Macintosh version. The number of subscribers as of June 30, 1996 is under 3,000 and the Company has determined it will no longer separately report the NautilusCD activity, as quarterly net sales are less than $25,000.

Gross profit was 37% of net sales for the three months ended June 30, 1996 as compared to 42% of net sales for the same period of the prior year and as compared to 42% of net

                               METATEC CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

sales for the three months ended March 31, 1996. This decrease is primarily attributed to an under utilization of manufacturing capacity during the three month period ended June 30, 1996. This under utilization of capacity is a direct result of a more than doubling in the capacity during the prior twelve months. The Company increased capacity in the prior twelve months in anticipation of increased volume in 1996, which is evidenced by the current growth in sales. The Company operated at closer to capacity in the three months ended June 30, 1995 than in the three months ended June 30, 1996. This resulted in higher fixed costs in relation to net sales during the three months ended June 30, 1996. Gross profit for the six months ended June 30, 1996 was at 40%.

Selling, general and administrative ("SG&A") expenses increased to $3,172,000, or 29% of net sales, for the three months ended June 30, 1996 as compared to $3,004,000, or 34% of net sales, for same period of the prior year. This increase of $168,000 is primarily attributed to increased personnel costs. SG&A expenses increased to $6,644,000, or 29% of net sales, for the six months ended June 30, 1996 as compared to $5,996,000, or 33% of net sales, for same period of the prior year. This increase of $648,000 is primarily attributed to increased personnel costs.

Investment income was $98,000 and $53,000 for the three month periods ended June 30, 1996 and 1995, respectively. Investment income was $166,000 and $75,000 for the six month periods ended June 30, 1996 and 1995, respectively. The increases were a result of additional investment income from higher cash and cash equivalents balances. Other expense of $18,000 in the six months ended June 30, 1996 is as a result of losses on the sales of property, plant and equipment.

Interest expense for the three months ended June 30, 1996 was $3,000 as compared to $124,000 for the same period of the prior year. Interest expense for the six months ended June 30, 1996 was $5,000 as compared to $314,000 for the same period of the prior year. During 1995 the Company paid off all of its long-term bank debt utilizing $8,100,000 of the proceeds from the 1995 sale of common shares. As a result, the only items bearing interest in 1996 are capital lease obligations which have a balance of $150,000 as of June 30, 1996.

The income tax expense was $384,000 for the three months ended June 30, 1996, or an effective tax rate of 41%, as compared to $227,000 for the same period of the prior year, or an effective tax rate of 38%. The income tax expense was $1,090,000 for the six months ended June 30, 1996, or an effective tax rate of 41%, as compared to $563,000 for

                               METATEC CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

 the same period of the prior year, or an effective tax rate of 38%. The 1996 provision reflects the impact of non-deductible goodwill for tax purposes, which resulted from the increase in goodwill related to the restricted shares earned by an officer effective December 31, 1995.

Net earnings for the three months ended June 30, 1996 were $549,000, or net earnings per common share of $.08, as compared to the same period of the prior year of $368,000, or net earnings per common share of $.06. Net earnings for the six months ended June 30, 1996 were $1,593,000, or net earnings per common share of $.22, as compared to the same period of the prior year of $911,000, or net earnings per common share of $.16. This improvement was primarily a result of higher net sales and a reduction in the rate of growth in selling, general and administrative expenses relative to net sales growth, partially offset by a slightly higher effective tax rate.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company financed its business during the six months ended June 30, 1996 through cash generated from operations and available cash balances. Historically, the Company also financed business needs through the issuance of common stock and through the use of debt. Cash flow from operating activities was $4,397,000 for the six months ended June 30, 1996, as compared to $1,665,000 for the six months ended June 30, 1995.

The Company, in the six month period ended June 30, 1996, continued to increase its manufacturing capacity over the 1995 level. The capacity increase along with recurring capital needs resulted in the purchase of $4,434,000 in property, plant and equipment during the six months ended June 30, 1996. The Company will continue to expand its operations during 1996 through the addition of manufacturing and distribution equipment and, as announced in April, 1996, will add an 80,000 square foot addition the Company's existing facility. It is anticipated that this addition will be funded out of existing cash balances and through funds generated from operations.

The Company has cash and cash equivalents of $5,930,000 as of June 30, 1996 and additionally has available $5,000,000 under its revolving line of credit agreement. Management believes that current cash balances, plus the funds available from the revolving line of credit agreement, plus cash to be generated from future operations and funds which may be obtained from future financing activities should provide sufficient capital to meet the current business needs of the Company.

                           PART II - OTHER INFORMATION
                           ---------------------------

   Items 1-3.  Inapplicable.
               -------------

   Item 4.  Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------
           a,b & c) The results of the April 24, 1996 annual meeting of shareholders were reported in the Form 10-Q filed for the quarterly period ended March 31, 1996.

          (d) Inapplicable.
              -------------

   Item 5.  Inapplicable.
            -------------

   Item 6.  Exhibits and Reports on Form 8-K
            ---------------------------------

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

                                                Metatec Corporation

                                                /s/   William H. Largent

                                                BY: William H. Largent
   Date: July 31, 1996                          Executive Vice President,
                                                and Chief Financial Officer
                                                (authorized signatory-
                                                principal financial and
                                                accounting officer)

                                    12 of 12