Form 10-Q
period 1996-09-30
METATEC CORP
filed 1996-11-13
CIK 203200

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

   ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

  (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                           Commission File No. 0-9220

                              METATEC CORPORATION
             (Exact name of Registrant as specified in its charter)



             FLORIDA                                  59-1698890
    (State of Incorporation)               (IRS Employer Identification No.)

     7001 Metatec Boulevard
           Dublin, Ohio                                 43017
(Address of principal executive offices)             (Zip code)


  Registrant's telephone number, including area code:    (614) 761-2000

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
  filing requirements for the past 90 days.  Yes  X   No
                                                 ---     ---

  Number of Common Shares outstanding as of November 11, 1996:  7,066,501




                                   1 of 12

                              METATEC CORPORATION

                                                   INDEX                     PAGE
                                                   -----                     ----
   Part I : Financial Information

         Item 1 - Financial Statements

                 Consolidated Balance Sheets as of September 30,
                 1996 (unaudited) and December 31, 1995                      3

                 Consolidated Statements of Earnings
                 for the three months ended September 30, 1996
                 and 1995 (unaudited)                                        4

                 Consolidated Statements of Earnings
                 for the nine months ended September 30, 1996
                 and 1995 (unaudited)                                        5

                 Consolidated Statement of Shareholders'
                 Equity for the nine months ended
                 September 30, 1996 (unaudited)                              6

                 Consolidated Statements of Cash Flows
                 for the nine months ended September 30,
                 1996 and 1995 (unaudited)                                   7

                 Notes to Consolidated Financial
                 Statements (unaudited)                                      8

         Item 2 - Management's Discussion and Analysis of
                 Financial Condition and Results of Operations               9-11

   Part II: Other Information

                 Items 1-6                                                   12

                 Signatures                                                  12

                                    2 of 12

METATEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS



                                                         (UNAUDITED)
                                                        SEPTEMBER 30,        DECEMBER 31,
                                                            1996                 1995
--------------------------------------------------      -------------        ------------
ASSETS

Current assets:
  Cash and cash equivalents                             $ 4,505,284          $ 5,898,928
  Accounts receivable, net of allowance for
     doubtful accounts of $312,000 and $338,000           5,251,219            6,281,460
  Inventory                                                 991,796              885,107
  Prepaid expenses                                          526,901              606,271
  Deferred income taxes                                     211,000              674,000
  Current portion of long-term note receivable               12,374               12,374
                                                        -----------          -----------
        Total current assets                             11,498,574           14,358,140

Long-term note receivable, less current portion             204,646              213,851

Property, plant and equipment - net                      35,261,602           31,337,322

Goodwill - net                                            3,823,233            4,166,763
                                                        -----------          -----------
TOTAL ASSETS                                            $50,788,055          $50,076,076
                                                        ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $ 2,209,107          $ 2,328,255
  Accrued royalties                                         800,552            1,173,252
  Accrued personal property taxes                           501,738              541,228
  Other accrued expenses                                    223,716              530,728
  Accrued payroll                                           552,131              465,371
  Accrued income taxes                                            0              444,008
  Unearned income                                            85,253              370,421
  Current maturities of long-term debt and
     capital lease obligations                               59,460               75,859
                                                        -----------          -----------
        Total current liabilities                         4,431,957            5,929,122

Long-term debt and capital lease obligations,
  less current maturities                                    73,270              117,875
Deferred income taxes                                     1,142,000              728,000
                                                        -----------          -----------
        Total liabilities                                 5,647,227            6,774,997
                                                        -----------          -----------

Shareholders' equity:
  Common stock, $.10 par value; authorized
     10,083,500 shares; issued 1996 -
     7,069,256 shares; 1995 - 7,054,734 shares              706,927              705,474
  Additional paid-in capital                             33,895,249           33,781,631
  Retained earnings                                      10,575,193            8,850,515
  Treasury stock, at cost - 2,755 shares                    (36,541)             (36,541)
                                                        -----------          -----------
        Total shareholders' equity                       45,140,828           43,301,079
                                                        -----------          -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $50,788,055          $50,076,076
                                                        ===========          ===========

See notes to consolidated financial statements.

METATEC CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

For The Three Months Ended September 30,                   1996           1995
----------------------------------------                   ----           ----
NET SALES                                               $10,804,766     $9,434,662
Cost of sales                                             7,313,126      5,690,866
                                                        -----------     ----------
Gross profit                                              3,491,640      3,743,796

Selling, general and administrative expenses              3,353,586      2,866,952
                                                        -----------     ----------

OPERATING EARNINGS                                          138,054        876,844

Other income and (expense):
      Investment income                                      89,504        114,096
      Other - net                                             3,642         38,334
      Interest expense                                      (10,720)        (4,294)
                                                        -----------     ----------
EARNINGS BEFORE INCOME TAXES                                220,480      1,024,980

Income taxes                                                 89,000        398,500
                                                        -----------     ----------

NET EARNINGS                                            $   131,480     $  626,480
                                                        ===========     ==========

NET EARNINGS PER COMMON SHARE                           $      0.02     $     0.09
                                                        ===========     ==========


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING             7,152,148      7,192,542
                                                        ===========     ==========

See notes to consolidated financial statements.

METATEC CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

For the Nine Months Ended September 30,              1996            1995
---------------------------------------------    ------------    ------------
NET SALES                                        $ 33,984,238    $ 27,367,300

Cost of sales                                      21,307,560      15,917,388
                                                 ------------    ------------
Gross profit                                       12,676,678      11,449,912

Selling, general and administrative expenses        9,997,948       8,863,039
                                                 ------------    ------------
OPERATING EARNINGS                                  2,678,730       2,586,873

Other income and (expense):
      Investment income                               255,687         189,098
      Other - net                                     (14,546)         41,468
      Interest expense                                (16,193)       (318,746)
                                                 ------------    ------------
EARNINGS BEFORE INCOME TAXES                        2,903,678       2,498,693

Income taxes                                        1,179,000         961,700
                                                 ------------    ------------
NET EARNINGS                                     $  1,724,678    $  1,536,993
                                                 ============    ============
NET EARNINGS PER COMMON SHARE                    $       0.24    $       0.25
                                                 ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING       7,166,207       6,261,198
                                                 ============    ============


See notes to consolidated financial statements.

METATEC CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                       Additional
                                         Common         Paid-in         Retained        Treasury
                                         Stock          Capital         Earnings          Stock          Total
---------------------------------     ------------    ------------    ------------    ------------    ------------
BALANCE AT DECEMBER 31, 1995          $    705,474    $ 33,781,631    $  8,850,515    $    (36,541)   $ 43,301,079

Net earnings                                                             1,724,678                       1,724,678

Stock awards for employees                     128          11,638                                          11,766

Stock options exercised                      1,325         101,980                                         103,305
                                      ------------    ------------    ------------    ------------    ------------
BALANCE AT SEPTEMBER 30, 1996         $    706,927    $ 33,895,249    $ 10,575,193    $    (36,541)   $ 45,140,828
                                      ============    ============    ============    ============    ============

See notes to consolidated financial statements.

METATEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the nine months ended September 30,                                                    1996            1995
---------------------------------------                                                    ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                          $ 1,724,678     $ 1,536,993
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization                                                         5,143,929       3,229,865
    Deferred income taxes                                                                   877,000          77,000
    Net loss (gain) on sales of property, plant and equipment                                27,154         (19,819)
    Changes in assets and liabilities:
      Accounts receivable                                                                 1,030,241        (579,528)
      Inventory                                                                            (106,689)       (307,653)
      Prepaid expenses and other assets                                                      79,370        (223,998)
      Accounts payable and accrued expenses                                              (1,195,598)       (172,219)
      Unearned income                                                                      (285,168)       (475,810)
                                                                                        -----------     -----------
        Net cash provided by operating activities                                         7,294,917       3,064,831
                                                                                        -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Decrease in long-term note receivable and other assets                                      9,205         112,227
  Purchase of property, plant and equipment                                              (8,755,772)     (8,486,591)
  Proceeds from the sale of property, plant and equipment                                     3,939         348,300
                                                                                        -----------     -----------
    Net cash used in investing activities                                                (8,742,628)     (8,026,064)
                                                                                        -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Payment of long-term debt and capital lease obligations                                   (61,004)     (8,404,676)
  Proceeds from issuance of stock                                                                 0      17,914,782
  Stock awards for employees                                                                 11,766               0
  Stock options exercised                                                                   103,305          78,467
                                                                                        -----------     -----------
    Net cash provided by financing activities                                                54,067       9,588,573
                                                                                        -----------     -----------

Increase in cash and cash equivalents                                                    (1,393,644)      4,627,340
Cash and cash equivalents at beginning of year                                            5,898,928       2,167,518
                                                                                        -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $ 4,505,284     $ 6,794,858
                                                                                        ===========     ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

  Interest paid                                                                         $    16,193     $   318,746
                                                                                        ===========     ===========

  Income taxes paid                                                                     $ 1,148,357     $   575,440
                                                                                        ===========     ===========

See notes to consolidated financial statements.

                              METATEC CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. Basis of presentation - The consolidated balance sheet as of September 30, 1996, the consolidated statements of earnings for the three and nine months ended September 30, 1996 and September 30, 1995, the consolidated statement of shareholders' equity for the nine months ended September 30, 1996, and the consolidated statements of cash flows for the nine month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with generally accepted accounting principles, the financial position, results of operations and changes in cash flows for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1995 annual report on Form 10-K. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the results for the full year.

2. Property, Plant and Equipment Commitments - The Company has commitments under contracts for the purchase of property, plant, and equipment. Portions of such contracts not completed as of September 30, 1996 are not reflected in the consolidated financial statements. The unrecorded commitments amounted to approximately $7,199,000 at September 30, 1996. This amount represents approximately $5,000,000 for the construction currently underway for an approximate 80,000 square foot addition to our present facility and approximately $2,199,000 for manufacturing equipment on order.

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





                                    8 of 12

                              METATEC CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the three months ended September 30, 1996 were $10,805,000, an increase of $1,370,000, or 15% over the same period of the prior year. This increase resulted primarily from the Manufacturing Services Group ("MSG"), which includes CD-ROM and Radio Syndication manufacturing, increasing $2,210,000 to $9,945,000 for the three months ended September 30, 1996, or 29% over the same period of the prior year. The CD-ROM sales within MSG accounted for 87% of MSG sales for the three months ended September 30, 1996 as compared to 82% of MSG sales in the same period of the prior year. The New Media Solutions Group, previously reported as Software Services and Publishing Services separately, decreased $840,000 to $860,000 for the three months ended September 30, 1996, or a 49% decrease as compared to the same period of the prior year. This combined net sales increase was primarily as a result of a continued growing CD-ROM manufacturing market which resulted in an increase in volume. The Company continued its focus on the business and information services CD-ROM market.

Net sales for the nine months ended September 30, 1996 were $33,984,000, an increase of $6,617,000, or 24% over the same period of the prior year. This increase resulted primarily from the Manufacturing Services Group, which includes CD-ROM and Radio Syndication manufacturing, increasing $7,803,000 to $30,483,000 for the nine months ended September 30, 1996, or 34% over the same period of the prior year. The CD-ROM sales within MSG accounted for 87% of MSG sales for the nine months ended September 30, 1996 as compared to 82% of MSG sales in the same period of the prior year. The New Media Solutions Group, previously reported as Software Services and Publishing Services separately, decreased $1,186,000 to $3,501,000 for the nine months ended September 30, 1996, or a 25% decrease as compared to the same period of the prior year. This combined net sales increase was primarily as a result of a continued growing CD-ROM manufacturing market which resulted in an increase in volume. The Company continued its focus on the business and information services CD-ROM market.

Within the New Media Solutions Group the Company reports sales of NautilusCD, a monthly CD-ROM multimedia magazine. As previously reported in the Form 10Q filed for the quarterly period ended March 31, 1996, all of the current NautilusCD subscribers were and continue to be of the Macintosh version. The number of subscribers as of September 30, 1996 is under 2,500 and the Company has determined it will no longer separately report the NautilusCD activity.

Gross profit was 37% of net sales for the nine months ended September 30, 1996 as compared to 42% of net sales for the same period of the prior year and as compared to 32% of net

                              METATEC CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

sales for the three months ended September 30, 1996. This decrease is primarily attributed to an under utilization of manufacturing capacity during the three month period ended September 30, 1996. This under utilization of capacity is a direct result of a more than doubling in the capacity during the prior twelve months. The Company increased capacity in the prior twelve months in anticipation of increased volume in 1996, which is evidenced by the current growth in sales. The Company operated at closer to capacity in the three months ended September 30, 1995 than in the three months ended September 30, 1996. This resulted in higher fixed costs in relation to net sales during the three months ended September 30, 1996. The company also experienced price erosion and mix change which contributed to a lower gross profit percentage in 1996 as compared to 1995.

Selling, general and administrative ("SG&A") expenses increased to $3,354,000, or 31% of net sales, for the three months ended September 30, 1996 as compared to $2,867,000, or 30% of net sales, for same period of the prior year. This increase of $487,000 is primarily attributed to increased personnel costs. SG&A expenses increased to $9,998,000, or 29% of net sales, for the nine months ended September 30, 1996 as compared to $8,863,000, or 32% of net sales, for same period of the prior year. This increase of $1,135,000 is primarily attributed to increased personnel costs.

Investment income was $90,000 and $114,000 for the three month periods ended September 30, 1996 and 1995, respectively. This decrease is the result of lower cash and cash equivalent balances and lower investment earnings rates on those balances in 1996. Investment income was $256,000 and $189,000 for the nine month periods ended September 30, 1996 and 1995, respectively. The increases were a result of additional investment income from higher cash and cash equivalents balances. Other expense of $15,000 in the nine months ended September 30, 1996 is as a result of losses on the sales of property, plant and equipment.

Interest expense for the three months ended September 30, 1996 was $11,000 as compared to $4,000 for the same period of the prior year. Interest expense for the nine months ended September 30, 1996 was $16,000 as compared to $319,000 for the same period of the prior year. During 1995 the Company paid off all of its long-term bank debt utilizing $8,100,000 of the proceeds from the 1995 sale of common shares. As a result, the only items bearing interest in 1996 are capital lease obligations which have a balance of $133,000 as of September 30, 1996.

The income tax expense was $89,000 for the three months ended September 30, 1996, or an effective tax rate of 40%, as compared to $399,000 for the same period of the prior year, or an effective tax rate of 39%. The income tax expense was $1,179,000 for the nine months ended September 30, 1996, or an effective tax rate of 41%, as compared to $962,000 for

                              METATEC CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

the same period of the prior year, or an effective tax rate of 38%. The 1996 provision reflects the impact of non-deductible goodwill for tax purposes, which resulted from the increase in goodwill related to the restricted shares earned by an officer effective December 31, 1995.

Net earnings for the three months ended September 30, 1996 were $131,000, or net earnings per common share of $.02, as compared to the same period of the prior year of $626,000, or net earnings per common share of $.09. The primary reason for the decrease in net earnings was due to the drop in the gross profit percentage. Net earnings for the nine months ended September 30, 1996 were $1,725,000, or net earnings per common share of $.24, as compared to the same period of the prior year of $1,537,000, or net earnings per common share of $.25.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company financed its business during the nine months ended September 30, 1996 through cash generated from operations and available cash balances. Historically, the Company also financed business needs through the issuance of common stock and through the use of debt. Cash flow from operating activities was $7,295,000 for the nine months ended September 30, 1996, as compared to $3,065,000 for the nine months ended September 30, 1995.

The Company, in the nine month period ended September 30, 1996, continued to increase its manufacturing capacity over the 1995 level. The capacity increase along with recurring capital needs resulted in the purchase of $8,756,000 in property, plant and equipment during the nine months ended September 30, 1996. The Company will continue to expand its operations during 1996 through the addition of manufacturing and distribution equipment and, as announced in April, 1996, will add an 80,000 square foot addition to the Company's existing facility. This addition is under construction and planned to be completed during the first quarter of 1997. The projected cost of this addition is $5,500,000. It is anticipated that this addition will be funded out of existing cash balances and through funds generated from operations.

The Company has cash and cash equivalents of $4,505,000 as of September 30, 1996 and additionally has available $5,000,000 under its revolving line of credit agreement. Management believes that current cash balances, plus the funds available from the revolving line of credit agreement, plus cash to be generated from future operations and funds which may be obtained from future financing activities should provide sufficient capital to meet the current business needs of the Company.

                          PART II - OTHER INFORMATION

  Items 1-5.  Inapplicable.

  Item 6.  Exhibits and Reports on Form 8-K
         (a) No exhibits are filed as a part of this report on Form 10-Q.
         (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1996.

                                   SIGNATURES
  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       Metatec Corporation

                                       /s/   William H. Largent

                                       BY: William H. Largent
  Date: November 12, 1996              Executive Vice President,
                                       and Chief Financial Officer
                                       (authorized signatory-
                                       principal financial and
                                       accounting officer)






                                    12 of 12