Form 10-K405
period 1996-12-31
METATEC CORP
filed 1997-03-31
CIK 203200

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended: December 31, 1996

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from                 to
                                           -----------------  ---------------

Commission File Number:  0-9220

                               METATEC CORPORATION
             (Exact name of Registrant as specified in its charter)

             FLORIDA                                      59-1698890
      (State of Incorporation)              (I.R.S. Employer Identification No.)

      7001 Metatec Boulevard
             Dublin, Ohio                                    43017
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the Common Shares held by nonaffiliates of the Registrant as of March 24, 1997, was $24,322,871.

         On March 24, 1997, the Registrant had 6,929,438 Common Shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's proxy statement for its annual meeting of shareholders to be held on April 24, 1997, which proxy statement was filed with the Securities and Exchange Commission on March 24, 1997, are incorporated by reference into Part III, Items 10, 11, 12, and 13 of this Report.

                               METATEC CORPORATION

                                    FORM 10-K

                                     PART I

ITEM 1.         BUSINESS
-------         --------

GENERAL

         Metatec Corporation, a Florida corporation (Metatec Corporation and its subsidiaries are hereinafter collectively referred to as the "Company"), is a leading information industry services company offering optical disc manufacturing and distribution, software development, and network services. The company is organized into two business divisions, the Manufacturing Services Group and the Access Services Group, formerly known as the New Media Solutions Group. The Manufacturing Services Group provides CD-ROM (compact disc-read only memory) mastering, replication, and distribution services in addition to providing similar services to radio syndication customers for audio compact discs ("Audio CDs"). The Access Services Group provides a broad range of software development and media preparation services for customers creating custom CD-ROM products and frequently published periodicals on optical media and offers network services for information publishers desiring integrated worldwide web access to support their CD-ROM publications.

         CD-ROM technology combines audio, video, text, and graphics in one medium with the capability to store, search, and retrieve vast quantities of information. One CD-ROM can contain up to approximately 650 megabytes of data. The Company believes that businesses and individuals are increasingly turning to CD-ROM technology as a cost-effective means of organizing, storing, and disseminating large quantities of information quickly to widely diversified groups of users.

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

         Digital versatile disc ("DVD") technology represents a new type of optical disc which can hold up to 4.7 gigabytes of information, or seven times the amount of the current CD-ROM. It is projected that DVD will replace CD-ROM and expand the utilization of optical disc technology with greater graphic and
video   applications. This expansion will first require new DVD-ROM drives to be installed in order to have significant market penetration. It is expected that, beginning in 1997, DVD movie player drives will be introduced to the home entertainment market, with DVD drives for other applications to be introduced thereafter.

PRINCIPAL PRODUCTS AND SERVICES

         Through its two business divisions which focus on market-specific CD-ROM product offerings, the Company serves as a one-stop source of CD-ROM solutions. The Manufacturing Services Group provides CD-ROM mastering, replication, and distribution services in addition to providing similar services to radio syndication customers for Audio CDs. The Access Services Group better reflects the Company's approach to the evolving markets it serves. This Group provides a broad range of software development and media preparation services for customers creating custom CD-ROM products and frequently published periodicals on optical media. This Group also offers network services for customers desiring integrated worldwide web access to support their CD-ROM publications.

         The following table sets forth the revenues from each of the foregoing activities and their approximate percentage contribution to sales during the periods indicated:

                                                  YEAR ENDED DECEMBER 31,

                                 1996                     1995                     1994

                           Sales      Percent      Sales       Percent       Sales      Percent
                           -----      -------      -----       -------       -----      -------

Manufacturing Services
Group:

   CD-ROM.............   $36,096,000      78%     $26,945,000      69%     $17,949,000      62%

   Radio..............     5,325,000      12        5,578,000      14        5,666,000      20

Access Services
  Group...............     4,729,000      10        6,738,000      17        5,328,000      18
                         -----------     ---      -----------     ---      -----------     ---

Total Revenues........   $46,150,000     100%     $39,261,000     100%     $28,943,000     100%
                         ===========     ===      ===========     ===      ===========     ===



         The Company focuses on increasing revenues from its CD-ROM manufacturing services while maintaining its current market position within the mature radio syndication market. The Company's strategy targets customers which require turn-key CD-ROM publication services. Such customers generally have time-sensitive and recurring information distribution requirements and evolving technical and creative needs, demand high quality disc manufacturing, and may require fulfillment and distribution services directed to the ultimate user base. As an established independent manufacturer with the ability to produce efficiently the smaller production runs generally required by CD-ROM orders, the Company believes that it is strategically positioned to satisfy the needs of CD-ROM producers which require responsive turnaround on smaller orders and a high degree of personalized support and design services. In 1996, the Company had one customer, CompuServe Incorporated, which accounted for approximately 11.5% of the Company's consolidated revenues. The loss of this customer could have a material adverse effect on the Company. No other customer accounted for greater than 10% of the consolidated revenues of the Company in 1996.

         The Company will continue to invest resources into the Access Services Group through the continued development of its product offering, Metatec Access, which is a combination of production capabilities, software tools, and development experience, to offer multimedia based products.

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

         The Company will offer DVD-ROM production in 1997 through the addition of mastering, replication, and related production equipment.

         ACCESS SERVICES GROUP. The Company provides a full range of software services to assist customers with designing and producing multimedia products integrating text, video, audio, graphics, and animation. These services include working with customers to develop CD-ROM applications and marketing strategies from technical and business consultation through the conversion of raw data to the final replication of information on disc. For example, the Company provides software programming services to develop indexing and user interfaces providing search and retrieval capabilities. Such user interfaces allow an ultimate end user to manipulate efficiently the information being distributed. In order to provide software development services, the Company currently uses search and retrieval software licensed to it by an independent third party for an indefinite term at a rate tied to the level of usage of the software. The Company believes that this software will continue to be available from this supplier and other suppliers. The services provided by the Access Services Group often result in customers using the Manufacturing Services Group for, among other things, replication, printing, and fulfillment of a given project.

         The Company offers CD-ROM connectivity to online resources, called "hybrid CD-ROM," which permits the multimedia presentation power of CD-ROM combined with current information online. The hybrid CD-ROM concept, named Metatec Access, is a combination of production capabilities, software tools, and experience that helps companies create multimedia-based information networks. Included are a customizable CD viewer interface, e-mail, usage tracking, advertising, chat centers, bulletin boards, Web page development, transaction tracking, and database access.

         MARKETING. The Company markets its products and services through its own sales force of 30 employed associates based in San Francisco, Chicago, Washington, D.C., New York, Denver, Dallas, Boston, Atlanta, and Seattle, in addition to Dublin, Ohio, where its principal offices are located. These associates are responsible for maintaining relationships with existing customers and developing new business relationships. The associates are supported by a customer service staff that is responsible for ensuring that each order is processed in a timely manner and all required support materials are in place.

         MANUFACTURING. The Company currently operates from an approximately 125,000 square foot facility in Dublin, Ohio, of which approximately 60,000 square feet are used for manufacturing and distribution activities. An 80,000 square foot addition to the current facility, of which 40,000 square feet will be used for manufacturing and distribution activities, will be completed and available in 1997. The Company's manufacturing services include premastering and mastering of discs, from which duplicate CD-ROMs and Audio CDs can be made, disc label design and printing, packaging, distribution, and fulfillment services. During the last four years, the Company increased its mastering capacity and converted its disc manufacturing process from batch processing to monoline, or in-line, manufacturing. The Company believes that its increased mastering capacity is a competitive advantage, allowing the Company to react more responsively to customer timing requirements. The monoline process, which moves each disc through the various operations separately, reduces production time, permits the production of automated inspection equipment to detect flaws at an early stage, and improves quality. Each replicating machine is self-contained, eliminating the need for establishing and maintaining a separate production area clean room.

         In 1995, the Manufacturing Services Group received ISO 9002 quality system certification. This certification means that the Company's manufacturing facilities meet worldwide standards for quality practices.

         During 1996, the Company continued a capacity expansion program which increased by 30% the Company's disc production capacities over 1995 levels. Additional capacity expansion activities will continue as market demand requires.

         During 1997, the Company will add DVD mastering and disc production capacity.

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

         In its Manufacturing Services Group and Access Services Group, the Company differentiates itself from its competitors by providing short-run manufacturing flexibility (including quick turnaround times), personalized customer service, software development services, and complete CD-ROM solutions. Many firms demand a manufacturer like the Company which can provide additional services such as label design and printing, packaging, and distribution. In addition to the foregoing, the Access Services Group competes based on product innovation and content.

EMPLOYEES

         The Company employed approximately 380 associates as of March 14, 1997. Approximately 230 employees are directly involved in the manufacturing and distribution process, approximately 50 employees are involved in the Access Services Group, and the remainder are involved in sales, administration, and support. The Company believes that its relation with its associates is good.

ITEM 2.           PROPERTIES
-------           ----------

         The Company owns an approximately 125,000 square foot office and manufacturing facility situated on approximately 20 acres located at 7001 Metatec Boulevard, Dublin, Ohio. An 80,000 square foot addition to the existing facility was started in 1996. The addition will house manufacturing, distribution, a new computer and data services center, and additional office space. The manufacturing and distribution space was occupied in January 1997, with the computer center and office space anticipated to be available for occupancy in the second quarter of 1997. The Company's principal executive offices are located in this facility. The Company also leases office space in San
Francisco, Chicago, Washington, D.C., New York, Denver, Dallas, Boston,
Atlanta, and Seattle.

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

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

         The executive officers of the Company and their respective ages and present positions with the Company are as follows:

                  Officers                           Age               Present Position(s) with the Company
                  --------                           ---               ------------------------------------

                  Jeffrey M. Wilkins                  52               Chairman of the Board and Chief
                                                                       Executive Officer

                  Gregory T. Tillar                   44               President and Chief Operating Officer

                  William H. Largent                  41               Executive Vice President, Secretary,
                                                                       Treasurer, and Chief Financial Officer

                  Alexander P. Deak                   36               Vice President and Chief Information
                                                                       Officer

                  Brad D. Warnick                     44               Vice President, Access Services

                  Christopher L. Winslow              35               Vice President, Manufacturing Services


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

         Mr. Warnick has been Vice President, Access Services, of the Company since October 1995 and was Vice President, Publishing Services, from October 1994 until September 1995, and has held various product development and management positions with the Company since 1989.

         Mr. Winslow has been Vice President, Manufacturing Services, of the Company since 1992. From 1984 to 1992, Mr. Winslow was in sales and product management with CompuServe Incorporated.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------    ---------------------------------------------------------------------

         The Company's Common Shares are traded on the Nasdaq National Market system under the symbol META. The following table reflects the range of reported high and low last sales prices for the Common Shares for the periods indicated.


                                                                       High      Low
                                                                       ----      ---
         For the quarter ended 1995
                  March 31.........................................  $14.25   $ 8.75
                  June 30..........................................   14.00    10.75
                  September 30.....................................   14.75    11.75
                  December 31......................................   12.50     8.25

         For the quarter ended 1996
                  March 31.........................................  $11.00   $ 8.50
                  June 30..........................................   13.25     9.50
                  September 30.....................................   10.75     7.00
                  December 31......................................    7.88     5.50

         As of March 18, 1997, there were 4,263 holders of record of the Common Shares, and the last sales price per share on that date, as reported by the Nasdaq National Market System, was $4.16.

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

ITEM 6.           SELECTED FINANCIAL DATA
-------           -----------------------

                                                                       YEARS ENDED DECEMBER 31,

                                           1996             1995            1994             1993            1992
                                           ----             ----            ----             ----            ----

OPERATING RESULTS:

Sales................................      $46,150,105     $39,261,463     $28,942,748      $21,318,416     $16,877,079

Earnings (loss) from continuing
  operations before income taxes.....     $  3,398,728     $ 4,140,980     $ 2,424,653      $ 1,061,984     $ (370,738)

Net earnings (loss) from continuing
  operations.........................     $  2,040,728     $ 2,808,980     $ 1,692,653      $ 1,061,984     $ (370,738)

Net earnings (loss)..................     $  2,040,728     $ 2,808,980     $ 1,692,653      $ 1,061,984     $ (370,738)

Earnings (loss) per common share
from continuing operations:               $        .29      $     0.43      $     0.33      $      0.25     $    (0.11)
    Primary..........................     $        .29      $     0.43      $     0.32      $      0.21     $    (0.11)
    Fully diluted....................

Primary earnings (loss) per common
  share..............................     $        .29      $     0.43      $     0.33      $      0.25     $    (0.11)

Weighted average number of common
 shares outstanding:
    Primary..........................        7,159,722       6,480,326       5,134,656        4,260,806       3,371,956
    Fully diluted....................        7,159,775       6,485,010       5,323,503        4,953,412       3,371,956

FINANCIAL CONDITION:

Total assets.........................      $52,517,477     $50,076,076     $32,556,004      $19,347,362     $12,551,599

Long-term liabilities................      $ 1,335,105     $   845,875     $ 7,959,634      $   151,316     $ 2,821,969

Shareholders' equity.................      $45,265,791     $43,301,079     $18,276,129      $16,206,703     $ 6,719,711



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

RESULTS OF OPERATIONS - 1996 COMPARED TO 1995

         Net sales in 1996 were at a record level of $46,150,000, an increase of $6,889,000, or 18% over 1995. This increase resulted primarily from the Manufacturing Services Group, which includes CD-ROM and Radio Syndication manufacturing, increasing $8,898,000 to $41,421,000 for 1996, or 27%. The Access Services Group (formerly known as the New Media Solutions Group), decreased $2,009,000 to $4,729,000 for 1996, or 30%.

         This combined net sales increase of $6,889,000 was primarily as a result of solid CD-ROM replication growth in our Manufacturing Services Group. Within the Access Services Group, development of the Metatec Access product offering was initiated in midyear 1996. This development activity significantly slowed the selling process resulting in a sales decrease for 1996. In addition the NautilusCD product offering was terminated in early 1996.

         Gross profit was 36% of net sales for 1996 as compared to 42% of net sales for 1995. This decrease is primarily attributed to an under utilization of manufacturing capacity during 1996. The Company again increased capacity in 1996 in anticipation of increased volume which did not occur as rapidly as anticipated. In addition, sales price erosion occurred in 1996 at a rate that was greater than that experienced in prior years.

         Selling, general and administrative expenses ("SG&A") increased to $13,459,000, or 29% of net sales, for 1996 as compared to $12,121,000, or 31% of net sales, for 1995. This decrease in SG&A expenses as a percent of net sales is as anticipated based upon the goal of management to take advantage of the existing SG&A support structure put in place in late 1995.

         Investment income remained the same for 1996 and 1995 at $303,000. Interest expense for 1996 was $19,000 as compared to $323,000 for 1995. During 1995 the Company paid off all of its long-term bank debt utilizing a part of the proceeds from the 1995 sale of shares as more fully discussed in the Financial Condition section.

         Income tax expense was $1,358,000 in 1996, or an effective tax rate of 40%, as compared to $1,332,000 in 1995, or an effective tax rate of 32%. The 1996 effective tax rate increased due to the non-deductibility for income tax purposes of the additional goodwill which began being charged to earnings in 1996. This goodwill charge was $410,000 and is related to shares earned by an officer/shareholder which vested in late 1995. The 1995 effective tax rate reflects a benefit from state investment tax credits.

         Net earnings for 1996 were $2,041,000, or earnings per common share of $.29, as compared to 1995 net earnings of $2,809,000, or earnings per common share of $.43. This decrease was primarily a result of lower gross profit, an increase in goodwill expense and a higher effective tax rate as noted above.

RESULTS OF OPERATIONS - 1995 COMPARED TO 1994

         Net sales in 1995 were $39,261,000, an increase of $10,319,000, or 36%
over 1994. This increase resulted primarily from the Manufacturing Services Group, increasing $8,908,000 to $32,523,000 for 1995, or 38%. Sales for the Access Services Group increased $1,411,000 to $6,738,000 for 1995, or 26%. This combined net sales increase was primarily as a result of strong market growth which resulted in a significant increase in volume. The Company increased the number of new customers it serves, as well as its existing customers introduced new CD-ROM products and increased the size of their existing product orders.

         Within the Access Services Group the number of subscribers to NautilusCD, the Company published CD-ROM monthly multimedia magazine, decreased from 17,000 as of December 31, 1994 to 5,000 as of December 31, 1995. This decrease in subscribers during 1995 was a result of the PC/Windows version of NautilusCD being converted to a CD-ROM publication not published by the Company.

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

IMPACT OF INFLATION

         The Company's operations are not significantly affected by inflationary pressures. Although inflation does affect salaries, employee benefits and other operating expenses, after considering general inflationary trends, total sales of the Company produced growth in real terms in 1996 and 1995. Net sales increased primarily due to increased sales of CD-ROM and related products, rather than increases in inflation.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

         The Company financed its business in 1996 through cash generated from operations and through the use of available cash balances. Historically, the Company also financed business needs through the issuance of common stock and through the use of debt. Cash flow from operating activities was $8,992,000, $5,119,000, and $5,215,000 for 1996, 1995 and 1994, respectively.

         In 1996, the Company increased replication capacity over 1995 levels by 30% and printing capacity by 60%. Also, an initial deposit was made on mastering equipment that will enable the Company to produce Digital Versatile Disc ("DVD") masters. The DVD mastering equipment was delivered in the first quarter of 1997 and should be in production during the second quarter of 1997. An 80,000 square foot building was started in 1996 and will be completed in the second quarter of 1997. The addition will house the DVD production area, additional distribution space, a new computer and data services room and additional office space, for anticipated future growth. These additions, along with the recurring capital needs, resulted in the purchase of $13,011,000 in property, plant and equipment during 1996 as compared to $12,235,000 in 1995 and $17,752,000 in 1994. The
Company will continue to expand its operations in 1997 through the addition of DVD production and related equipment along with an increase in distribution capacity.

         In 1996, the Company put in place a new financing facility which provides for a $15,000,000 revolving loan that will convert in 1998 to a term loan, which will be due in 2003. At December 31, 1996 there were no amounts borrowed on the revolving loan. In 1995, the Company completed a public common stock offering of 1,725,000 common shares that generated net cash proceeds of

$17,915,000. A portion of these proceeds were used to reduce its long-term bank debt in full in 1995 and to purchase property, plant and equipment.

         The Company has cash and cash equivalents of $2,215,000 as of December 31, 1996 and additionally, as previously noted, has available $15,000,000 under its revolving loan agreement. Management believes that these funding sources, plus cash to be generated from future operations and funds which may be obtained from future financing activities will provide sufficient capital to meet the current business needs of the Company, which include the completion of the current facility expansion and becoming DVD production capable.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for the historical information contained herein, the matters discussed in this annual report are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, services and related products, prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

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

         To provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and that accounting records are reliable for preparing financial statements, management maintains systems of accounting and internal controls, including written policies and procedures, which are communicated to all appropriate levels of the Company. Management believes that the Company's accounting and internal control systems provide reasonable assurance that assets are safeguarded and financial information is reliable.

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


Jeffrey M. Wilkins
Chairman of the Board and
Chief Executive Officer


William H. Largent
Executive Vice President and
Chief Financial Officer

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------           -------------------------------------------

The Consolidated Financial Statements, including the Notes to Consolidated Financial Statements and Independent Auditors' Report, appear following this page.

METATEC CORPORATION
-----------------------------------------------------------------------
                                                                                    At December 31,
CONSOLIDATED BALANCE SHEETS                                               -----------------------------------
                                                                               1996               1995
-----------------------------------------------------------------------   ----------------   ----------------
ASSETS

Current assets:
   Cash and cash equivalents                                           $        2,214,755 $        5,898,928
   Accounts receivable, net of allowance for doubtful accounts of
    $321,000 and $338,000                                                       6,710,596          6,281,460
   Inventory                                                                      948,738            885,107
   Prepaid expenses                                                               435,451            606,271
   Prepaid income taxes                                                            25,279
   Current portion of long-term note receivable                                    13,202             12,374
   Deferred income taxes                                                          484,000            674,000
                                                                          ----------------   ----------------
      Total current assets                                                     10,832,021         14,358,140

Long-term note receivable, less current portion                                   200,648            213,851

Property, plant and equipment - net                                            37,776,085         31,337,322

Goodwill - net                                                                  3,708,723          4,166,763
                                                                          ----------------   ----------------

TOTAL ASSETS                                                           $       52,517,477 $       50,076,076
                                                                          ================   ================

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                    $        2,942,565 $        2,328,255
   Accrued royalties                                                            1,080,400          1,173,252
   Accrued personal property taxes                                                659,879            541,228
   Other accrued expenses                                                         567,675            530,728
   Accrued payroll                                                                398,160            465,371
   Accrued income taxes                                                                              444,008
   Unearned income                                                                205,143            370,421
   Current maturities of long-term debt and capital lease obligations              62,759             75,859
                                                                          ----------------   ----------------
      Total current liabilities                                                 5,916,581          5,929,122

Long-term debt and capital lease obligations, less current maturities              55,105            117,875
Deferred income taxes                                                           1,280,000            728,000
                                                                          ----------------   ----------------
  Total liabilities                                                             7,251,686          6,774,997
                                                                          ----------------   ----------------

Shareholders' equity:
  Common stock, $.10 par value; authorized 10,083,500 shares;
    issued 1996 - 7,073,353 shares; 1995 - 7,054,734                              707,336            705,474
  Additional paid-in capital                                                   33,935,853         33,781,631
  Retained earnings                                                            10,891,243          8,850,515
  Treasury stock, at cost; 1996 - 38,655 shares; 1995 - 2,755 shares             (268,641)           (36,541)
                                                                          ----------------   ----------------
    Total shareholders' equity                                                 45,265,791         43,301,079
                                                                          ----------------   ----------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                               $       52,517,477 $       50,076,076
                                                                          ================   ================

See notes to consolidated financial statements.

METATEC CORPORATION
-----------------------------------------------------
                                                                 Additional
                                                       Common      Paid-in       Retained     Treasury    Unamortized
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY         Stock      Capital       Earnings       Stock   Restricted Stock   Total
----------------------------------------------------  --------  ------------  ------------   ---------- ----------------  --------

BALANCE AT DECEMBER 31, 1993                           $520,962  $15,273,400  $  4,348,882   $ (36,541)  $(3,900,000)  $16,206,703

Net earnings                                                                     1,692,653                               1,692,653

Stock options exercised                                   6,260      176,513                                               182,773

Tax benefit relating to stock options                                194,000                                               194,000

                                                       --------  ------------  ------------   ---------  -----------   -----------
BALANCE AT DECEMBER 31, 1994                            527,222   15,643,913     6,041,535     (36,541)   (3,900,000)   18,276,129

Net earnings                                                                     2,808,980                               2,808,980

Share issued pursuant to a public offering,
  net of costs of $283,968                              172,500   17,742,282                                            17,914,782

Restricted shares earned                                                                                   3,900,000     3,900,000

Stock options exercised                                   5,752      225,436                                               231,188

Tax benefit relating to stock options                                170,000                                               170,000

                                                       --------  ------------  ------------   ---------  -----------   -----------
BALANCE AT DECEMBER 31, 1995                            705,474   33,781,631     8,850,515     (36,541)            0    43,301,079

Net earnings                                                                     2,040,728                               2,040,728

Treasury shares acquired                                                                      (232,100)                   (232,100)

Stock awards for employees                                  266       20,509                                                20,775

Stock options exercised                                   1,596      111,713                                               113,309

Tax benefit relating to stock options                                 22,000                                                22,000

                                                       --------  -----------  ------------- ----------  ------------  -------------
BALANCE AT DECEMBER 31, 1996                           $707,336  $33,935,853  $10,891,243   $(268,641)  $         0   $ 45,265,791
                                                       ========  ===========  ============= =========== ============  =============

See notes to consolidated financial statements.

METATEC CORPORATION
---------------------------------------------------------------------------
                                                                                          Years ended December 31,
CONSOLIDATED STATEMENTS OF CASH FLOWS                                         ----------------------------------------------------
                                                                                   1996               1995              1994
---------------------------------------------------------------------------   ----------------   ---------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net earnings                                                            $        2,040,728 $       2,808,980 $       1,692,653
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                                 6,963,466         4,533,907         3,227,325
      Deferred income taxes                                                           742,000           261,000          (207,000)
      Stock awards for employees                                                       20,775
      Gain on sale of marketable securities                                                             (25,900)         (106,000)
      Net loss on sales of property, plant and equipment                               59,738           144,711            37,305
      Changes in assets and liabilities:
         Accounts receivable                                                         (429,136)       (2,189,422)       (1,114,703)
         Inventory                                                                    (63,631)         (282,334)         (252,698)
         Prepaid expenses and other assets                                            145,541          (146,013)            6,584
         Accounts payable and accrued expenses                                       (321,814)          532,644         2,083,876
         Unearned income                                                             (165,278)         (518,519)         (152,371)
                                                                              ----------------   ---------------   ---------------
            Net cash provided by operating activities                               8,992,389         5,119,054         5,214,971
                                                                              ----------------   ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Decrease in long-term note receivable                                               12,375            11,597            10,869
   Purchase of property, plant and equipment                                      (12,523,821)      (11,740,876)      (17,119,750)
   Proceeds from the sales of property, plant and equipment                             7,545           348,300           177,000
   Decrease in goodwill                                                                                                   178,000
   Proceeds from the sale of marketable securities                                                      103,600           219,576
                                                                              ----------------   ---------------   ---------------
      Net cash used in investing activities                                       (12,503,901)      (11,277,379)      (16,534,305)
                                                                              ----------------   ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of stock, net of offering expenses                                         17,914,782
   Increase in long-term debt                                                                                           8,750,000
   Payment of long-term debt and capital lease obligations                            (75,870)       (8,426,235)         (489,631)
   Stock options exercised, including tax benefit                                     135,309           401,188           376,773
   Treasury stock acquired                                                           (232,100)
                                                                              ----------------   ---------------   ---------------
      Net cash provided (used) by financing activities                               (172,661)        9,889,735         8,637,142
                                                                              ----------------   ---------------   ---------------

Increase (decrease) in cash and cash equivalents                                   (3,684,173)        3,731,410        (2,682,192)
Cash and cash equivalents at beginning of year                                      5,898,928         2,167,518         4,849,710
                                                                              ----------------   ---------------   ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $        2,214,755 $       5,898,928 $       2,167,518
                                                                              ================   ===============   ===============

SUPPLEMENTAL  CASH  FLOW  DISCLOSURES:

   Interest paid                                                           $           18,676 $         322,959 $         379,706
                                                                              ================   ===============   ===============

   Income taxes paid                                                       $        1,042,081 $         730,271 $         252,235
                                                                              ================   ===============   ===============

   Increase in goodwill related to 600,000 restricted
     common shares earned                                                                     $       3,900,000
                                                                                                 ===============

   Assets purchased for the assumption of a liability                      $          487,651 $         494,232 $         632,342
                                                                              ================   ===============   ===============

See notes to consolidated financial statements.

METATEC CORPORATION
-----------------------------------------------------------
                                                                            Years Ended December 31,
CONSOLIDATED  STATEMENTS  OF  EARNINGS                         -----------------------------------------------
                                                                   1996              1995            1994
-----------------------------------------------------------    --------------   --------------  --------------

NET SALES                                                   $     46,150,105   $    39,261,463   $  28,942,748

Cost of sales                                                     29,543,583        22,904,728      16,300,693
                                                               --------------   ---------------  --------------

Gross profit                                                      16,606,522        16,356,735      12,642,055

Selling, general and administrative expenses                      13,459,012        12,120,839      10,060,600
                                                               --------------   ---------------  --------------

OPERATING EARNINGS                                                 3,147,510         4,235,896       2,581,455

Other income and (expense):
      Investment income                                              302,705           302,642         160,616
      Other - net                                                    (32,811)          (74,599)         62,288
      Interest expense                                               (18,676)         (322,959)       (379,706)
                                                               --------------   ---------------  --------------

EARNINGS BEFORE INCOME TAXES                                       3,398,728         4,140,980       2,424,653

Income taxes                                                       1,358,000         1,332,000         732,000
                                                               --------------   ---------------  --------------

NET  EARNINGS                                              $       2,040,728   $     2,808,980    $  1,692,653
                                                               ==============   ===============  ==============

NET EARNINGS  PER COMMON SHARE:
  Primary                                                  $            0.29   $           0.43   $       0.33
                                                               ==============   ===============  ==============
  Fully Diluted                                            $            0.29   $           0.43   $       0.32
                                                               ==============   ===============  ==============

WEIGHTED  AVERAGE  NUMBER  OF  SHARES  OUTSTANDING:
  Primary                                                          7,159,722         6,480,326       5,134,656
                                                               ==============   ===============  ==============
  Fully Diluted                                                    7,159,775         6,485,010       5,323,503
                                                               ==============   ===============  ==============


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

Nature of Operations - The operations of the Company are in the information industry primarily providing optical disc manufacturing and distribution in addition to software development and related network services, for specific customers primarily in North America, with a majority of the customers under contract. The Company maintains one manufacturing, sales, distribution and development facility with sales offices located in nine different locations around the United States. The revenues from product sales are recognized at the time the products are shipped. Subscription revenues are recognized ratably over the subscription period. For software development services, the Company recognizes profit using the percentage of completion method, measured by the percentage of the cost of services completed to date compared to total planned cost of services. Earned revenue is determined on the basis of the profit recognized plus the contract costs incurred during the period.

Major Customer - The Company had one customer that accounted for approximately 11.5% of net sales in 1996; no other customer accounted for greater than 10% of net sales for any of the three years in the period ended December 31, 1996.

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

Goodwill - Goodwill represents the excess of cost over net assets acquired and is being amortized using the straight-line method over 15 years. During 1994, the Company recognized the tax benefit of acquired net operating loss carry forwards and, accordingly, reduced goodwill by such benefit totaling $178,000. At December 31, 1995 goodwill and shareholders' equity were increased $3,900,000 to reflect the vesting of the restricted shares earned by an officer/shareholder. The additional $3,900,000 in goodwill, beginning in 1996, is being amortized using the straight-line method through 2005. Accumulated amortization was $648,186 and $190,146 on December 31, 1996 and 1995, respectively.

At each balance sheet date, a determination is made by management to ascertain whether goodwill has been impaired based on several criteria, including, but not limited to, revenue trends, undiscounted operating cash flows and other operating factors. For the years presented there has been no impairment of goodwill.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which uses the liability method to calculate deferred income taxes. This standard requires, among other things recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between the financial statement basis and income tax basis of assets and liabilities and net operating loss carry forwards to the extent realization is more likely than not.

Advertising - The Company expenses advertising costs as incurred. Advertising expense was $197,440, $370,157 and $784,039 for 1996, 1995 and 1994,
respectively.

Net Earnings Per Common Share - Net earnings per common share is computed based on the weighted average number of common shares outstanding during the period, including, when their effect is dilutive, common stock equivalents consisting of shares subject to options.


2. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at December 31, 1996 and 1995:

December 31                                      1996                   1995

Land                                        $  1,779,573           $  1,292,679
Buildings and improvements                    11,256,453             10,897,039
Machinery and equipment                       26,325,653             20,392,705
Furniture and fixtures                         2,486,517              2,486,726
Computer equipment
  and related software                         6,129,627              5,149,679
Transportation equipment                          35,898                 12,725
Equipment installation
  and building in progress                     5,346,382              1,001,412
                                            ------------           ------------
        Total                                 53,360,103             41,232,965
Less accumulated
  depreciation                               (15,584,018)            (9,895,643)
                                            ------------           ------------
Net property, plant
  and equipment                             $ 37,776,085           $ 31,337,322
                                            ============           ============


3. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consists of the following at December 31, 1996 and 1995:

December 31                                        1996                  1995

Capital lease obligations                       $ 117,864             $ 193,734
Less current maturities                           (62,759)              (75,859)
Long-term debt and capital                      ---------             ---------
  lease obligations                             $  55,105             $ 117,875
                                                =========             =========

The Company has an agreement with a bank that provides for advances of $15,000,000 on an unsecured revolving loan. The revolving loan bears interest at 1.5% in excess of the London Interbank Offered Rate ("LIBOR") (at December 31, 1996 the 90 day LIBOR was at 5.6 %) and is due December 31, 1998. No amounts were outstanding on the revolving loan at December 31, 1996 or 1995. On December 31, 1998 the Company has the option of paying off the revolving loan outstanding balance, if any, or rolling the balance into a term loan due December 31, 2003 with interest at 1.5 % in excess of LIBOR and monthly principal payments of $250,000, plus accrued interest. The loan agreement contains restrictive covenants which, among others, require the Company to maintain a certain level of tangible net worth, maintain certain financial ratios and limit capital expenditures.


4. LEASES

The Company leases office equipment under non-cancelable capital lease agreements expiring at various dates through 2001. Maintenance, insurance, and tax expenses are the responsibility of the Company under the agreements. The Company also leased certain equipment under a capital lease agreement with an officer/shareholder of the Company which was purchased by the Company during 1994.

The Company previously leased its principal manufacturing and office facility from an officer/shareholder under an operating lease. In 1994 the Company entered into a new capital lease for the facilities and then subsequently exercised an option in the lease agreement to purchase the facilities from the officer/shareholder for $4,800,000. Total rent expense under the operating lease was $87,786 for 1994. Total Lease payments under the capital lease were $291,114 in 1994.

Operating lease expense was $342,635, $293,897 and $260,425 for 1996, 1995 and
1994, respectively.

The future annual minimum lease payments under all capital leases, together with the present value of the minimum lease payments, and the future minimum rental payments required under all operating leases that have initial or remaining lease terms in excess of one year are as follows:

Year ending December 31:              CAPITAL LEASES            OPERATING LEASES

1997                                           $  69,378                $194,278
1998                                              45,371                  92,865
1999                                              13,088                  69,611
2000                                                                      70,623
2001                                                                      47,992
                                                 -------                --------
Total minimum lease
  payments                                       127,837                $475,369
                                                                        ========
Less amount representing
  interest                                        (9,973)
                                                 -------
Present value of net
  minimum payments                             $ 117,864
                                                 =======

5. COMMITMENTS AND CONTINGENCIES

Self-Insurance - The Company is self insured with respect to medical and dental claims. The Company has obtained stop-loss insurance for claims in excess of $50,000 per individual per year and $1,000,000 lifetime maximum per individual. The Company has recorded an estimated liability for self-insured claims incurred but not reported at December 31, 1996 and 1995 of $214,000 and $170,000, respectively.

Property, plant and equipment - The Company has commitments under contracts for the purchase of property, plant and equipment. Portions of such contracts at December 31, 1996 are not reflected in the consolidated financial statements. These unrecorded commitments amounted to approximately $4,495,000.

6. INCOME TAXES

The components of income tax expense (benefit) were as follows:

                                        1996               1995              1994
Federal:
  Current                            $  511,000         $  793,000         $ 778,000
  Deferred                              554,000            549,000          (207,000)
                                     ----------        -----------         ---------
        Total Federal                 1,065,000          1,342,000           571,000
State and Local:
                                     ----------        -----------         ---------
    Current                             105,000            278,000           161,000
    Deferred                            188,000           (288,000)
                                     ----------        -----------         ---------
        Total State and Local           293,000            (10,000)          161,000
                                     ----------        -----------         ---------
Total                                $1,358,000         $1,332,000         $ 732,000
                                     ==========        ===========         =========

In 1995 the state and local income tax expense was reduced by a state investment tax credit which resulted in a net benefit for the year of $500,000 of which $288,000 will reduce future years state tax payable.

Significant differences between income taxes recorded for financial reporting purposes and income taxes calculated using the Federal statutory rate of 34% are as follows:

                                                  1996                1995              1994

Tax expense at statutory rate                 $ 1,155,000         $ 1,408,000         $824,000
State and local tax expense (benefit),
  net of federal benefit                          194,000              (7,000)         106,000
Reversal of valuation allowance, net
  of goodwill adjustment                                                              (367,000)
Non deductible goodwill                           156,000              18,000           15,000
Other                                            (147,000)            (87,000)         154,000
                                              -----------         -----------         --------
Total                                         $ 1,358,000         $ 1,332,000         $732,000
                                              ===========         ===========         ========

Deferred income taxes recorded in the consolidated balance sheets at December 31, 1996 and 1995 consist of the following:

                                                        1996              1995
Deferred tax assets:
State tax credit (expires 1998)                       $288,000          $288,000
AMT carryforwards (no expiration date)                 193,000           198,000
Allowance for doubtful accounts                        132,000           121,000
Net operating loss carryforwards                       118,000           116,000
Inventory                                               88,000            66,000
Medical self-insurance accrual                                            61,000
Other                                                                      3,000
                                                      --------          --------
        Total deferred tax assets                      819,000           853,000
                                                      --------          --------
Deferred tax liabilities:

Depreciation                                        1,546,000           844,000
Other                                                  69,000            63,000
                                                  -----------         ---------
        Total deferred tax liabilities              1,615,000           907,000
                                                  -----------         ---------
Net deferred tax (liability)                      $  (796,000)        $ (54,000)
                                                  ===========         =========

The Company has available net operating loss carry forwards for tax purposes of approximately $287,000 which expire in 2005 which may only be used to offset future taxable income of Metatec/Discovery Systems, Inc. (a wholly-owned subsidiary of the Company).


7. EMPLOYMENT AGREEMENT AND BENEFIT PLAN

The Company has an employment agreement with an executive officer/shareholder of the Company. The agreement continues until terminated by the executive or the Company and provides for a lump sum payment of one year's compensation upon the occurrence of certain events. The executive is entitled to an annual cash bonus in addition to base salary.

The same executive officer/shareholder was issued 600,000 common shares under a Restricted Share Agreement (the "Agreement") dated March 23, 1993. These shares were earned in accordance with the agreement as of December 31, 1995. The shares issued under this agreement were treated as an adjustment to goodwill at December 31, 1995 in the amount of $3,900,000. The goodwill is being amortized beginning in 1996, using the straight-line method, over a ten year period ending in 2005.

Substantially all associates are enrolled in a Company-sponsored defined contribution plan established under Section 401(k) of the Internal Revenue Code. The plan was established in 1993 and the Company contribution was approximately $170,700, $68,900 and $49,400 for 1996, 1995 and 1994, respectively. The Company contribution is 40% of the associate's contribution up to maximum of 2% of the associate's annual compensation. The funds are invested in mutual funds.

The company initiated a discretionary common stock award program for employees during 1996. The value of the 1996 stock awards was $20,775.


8. STOCK OPTION PLANS

The Company established the 1990 Directors' Stock Option Plan for issuance of Common Shares to non-employee directors of the Company. As of December 31, 1996, there have been 27,500 options granted of which 5,000 were forfeited and 22,500 were exercised. The plan expired in 1992 and no additional options may be granted under this Plan. All options under the 1990 Directors' Stock Option Plan were fully vested on the first anniversary date of the grant.

In 1992, the Company established an additional Directors' Stock Option Plan under which a maximum of 160,000 Common Shares may be issued. This Plan, as amended, automatically grants 2,500 options to each non-employee director on the day after the Company's annual meeting of shareholders. These options are fully vested on the grant date. In addition, for each non-employee director, when they first become a director, the Plan automatically grants 10,000 one time options. This one time option vests in equal installments over a four year period. As of December 31, 1996, there have been 129,925 options granted of which 7,500 were forfeited, 19,634 were exercised and 75,291 are exercisable.

The option price of shares subject to an option for the Directors' Stock Option Plans is the fair market value of the shares at the time the option is granted. No options issued are exercisable after five years from the date of grant.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company established the 1990 Stock Option Plan under which a maximum of 1,010,000 Common Shares may be issued. This Plan, as amended, is available to officers and key employees of the Company or its subsidiary corporations and, in the case of non-qualified options, directors of subsidiaries of the Company (other than directors of such subsidiaries who are also directors of the Company). As of December 31, 1996, there have been 804,350 options granted of which 64,700 were forfeited, 196,575 were exercised and 470,925 are exercisable.

The Company's Compensation Committee, which administers the plan, has the authority to grant incentive options and non-qualified options. Only officers and other key employees of the Company or its subsidiary corporations are eligible for grants of incentive options. At December 31, 1996, no incentive options had been granted. Both incentive and non-qualified options vest one year from the date of grant, and are not exercisable after 10 years from the date of grant. The option price of an incentive option is equal to the fair market value of the shares at the time the incentive option is granted.

The following summarizes all stock option transactions from January 1, 1994 through December 31, 1996:

                                                               Per Share       Weighted Average
                                             Shares           Option Price      Exercise Price

Outstanding at December 31, 1993             262,292         $1.50 to $10.50         $ 3.06
Granted                                      229,425         $10.00 to $11.50        $11.47
Exercised                                    (62,600)        $1.50 to $6.00          $ 2.92
Expired                                       (3,525)        $6.00 to $11.50         $ 9.94
                                             -------
Outstanding at December 31, 1994             425,592         $1.50 to $11.50         $ 7.56
Granted                                       51,825         $9.37 to $11.25         $10.43
Exercised                                    (57,515)        $1.50 to $11.50         $ 4.02
Expired                                      (14,425)        $         11.50         $11.50
                                             -------
Outstanding at December 31, 1995             405,477         $1.50 to $11.50         $ 8.29
Granted                                      268,100         $6.63 to $12.88         $ 9.96
Exercised                                    (15,961)        $1.50 to $11.50         $ 7.10
Expired                                      (11,750)        $9.37 to $11.50         $10.58
                                             -------
Outstanding at December 31, 1996             645,866         $1.50 to $12.88         $ 8.97
                                             =======

The weighted average fair value of options granted during 1996 and 1995 were $5.42 and $5.83, respectively.

At December 31, 1996, 546,216 common shares under option were exercisable and 37,575 and 270,350 common shares (total of 307,925) were reserved for future grant under the 1992 Directors' Stock Option Plan and the 1990 Stock Option Plan, respectively.

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement No. 123, the Company's net earnings and net earnings per common share, net of related income tax benefits, would have resulted in the amounts as reported below. In determining the estimated fair value of each option granted on the date of grant the Company uses the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 1996 and 1995, respectively: dividend yield of 0%; expected volatility of 49% and 50%; risk-free interest rates of 6.4% and 5.3%; and expected life of 6 years.


                                     1996                 1995

Net earnings -
  As reported               $   2,040,728        $   2,808,980
  Pro forma                 $   1,186,304        $   2,607,636

Earnings per share -
  As reported                       $0.29                $0.43
  Pro forma                         $0.17                $0.40


The pro forma amounts are not representative of the effects on reported net earnings or earnings per common share for future years.

The following table summarizes information about options outstanding at December 31, 1996:

                     Options Outstanding                     Options Exercisable

                                Weighted-Average
Range of                           Remaining      Weighted-Average               Weighted-Average
Exercise Prices        Number   Contractual Life  Exercise Price      Number      Exercise Price

$1.50 - $1.75           73,500         4.0           $   1.58         73,500        $   1.58
$3.50 - $3.69            7,711         4.0           $   3.57          7,711        $   3.57
$5.50 - $7.75           64,080         6.3           $   5.97         58,080        $   5.91
$9.37 - $10.25         266,700         8.9           $   9.71        200,550        $   9.72
$11.00 - $12.88        233,875         5.5           $  11.45        206,375        $  11.49
                       -------                                       -------
                       645,866                       $   8.97        546,216
                       =======                                       =======

9. RELATED PARTY TRANSACTIONS

In 1994 and 1996, the Company purchased, for cash, real estate from a partnership, in which an officer/shareholder of the Company is a partner. The tracts of land acquired in 1994 and 1996 included approximately eight acres and five acres, respectively, and the purchase price totaled approximately $694,000 and $485,000, respectively. The eight acre tract was used for the expansion at the existing facility and the five acre tract, which is adjacent to the existing facility, will be used for future expansion.


10. CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarter Ended                               March 31           June 30         September 30        December 31

1996
Net Sales                                 $12,204,455        $10,975,017        $10,804,766        $12,165,867
Gross Profit                                5,177,959          4,007,079          3,491,640          3,929,844
Net Earnings                                1,043,731            549,467            131,480            316,050
Net Earnings per

common share:
    Primary                               $      0.15        $      0.08        $      0.02        $      0.04
    Fully diluted                         $      0.15        $      0.08        $      0.02        $      0.04

1995
Net Sales                                 $ 9,178,622        $ 8,754,016        $ 9,434,662        $11,894,163
Gross Profit                                4,044,668          3,661,448          3,743,796          4,906,823
Net Earnings                                  542,618            367,895            626,480          1,271,987
Net Earnings per common share:
    Primary                               $      0.10        $      0.06        $      0.09        $      0.18
    Fully diluted                         $      0.10        $      0.06        $      0.09        $      0.18

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Metatec Corporation:

         We have audited the accompanying consolidated balance sheets of Metatec Corporation and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Metatec Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




/s/ DELOITTE & TOUCHE LLP
February 7, 1997
Columbus, Ohio



ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------           -----------------------------------------------------------
                  AND FINANCIAL DISCLOSURE.
                  -------------------------

         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
--------          ----------------------------------------------

         Information required under this Item with respect to directors is contained in the Company's proxy statement which was filed with the Securities and Exchange Commission on March 24, 1997, and is hereby incorporated herein by reference. Information regarding the executive officers of the Company may be found under the caption "Executive Officers of the Company" in Part I and is also incorporated by reference into this Item 10.


ITEM 11.          EXECUTIVE COMPENSATION
--------          ----------------------

         Information required under this Item is contained in the Company's proxy statement which was filed with the Securities and Exchange Commission on March 24, 1997, and is hereby incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------          --------------------------------------------------------------

         Information required under this Item is contained in the Company's proxy statement which was filed with the Securities and Exchange Commission on March 24, 1997, and is hereby incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------          ----------------------------------------------

         Information required under this Item is contained in the Company's proxy statement which was filed with the Securities and Exchange Commission on March 24, 1997, and is hereby incorporated herein by reference.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
--------          ------------------------------------------------------------
                  8-K
                  ---

         (a)(1)   Financial Statements
                  --------------------

                  The following financial statements of the Company are included in Item 8:

                  Consolidated Balance Sheets as of December 31, 1996 and 1995

                  Consolidated Statements of Earnings for the Years Ended December 31, 1996, 1995 and 1994

                  Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1996, 1995 and 1994

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

                  Notes to Consolidated Financial Statements

                  Independent Auditors' Report

         (a)(2)   Financial Statement Schedules
                  -----------------------------

                  The following independent auditors' report and financial statement schedule for the years ended December 31, 1996, 1995 and 1994 are included in this report following the signatures and should be read in conjunction with the Consolidated Financial Statements included in Item 8:

                  Independent Auditors' Report on Financial Statement Schedule

                  Schedule II - Consolidated Valuation and Qualifying Accounts

                  All other financial statement schedules have been omitted because they are not applicable or the required information is included in the Company's consolidated financial statements or notes thereto.

         (a)(3)   Listing of Exhibits
                  -------------------


                                                                      If Incorporated by Reference,
Exhibit                                                               Document with which Exhibit was
No.                        Description of Exhibit                     Previously Filed with SEC
---                        ----------------------                     -------------------------
3(a)                       Amended and Restated                       Amendment No. 2 to Registration
                           Articles of Incorporation                  Statement on Form S-1, File No. 33-
                           of Metatec Corporation                     60878 (see Exhibit 3(a) therein).


3(b)                       Amended and Restated By-laws               Registration Statement on Form S-1,
                           of Metatec Corporation                     File No. 33-60878 (see Exhibit 3(d)
                                                                      therein).

4                          Form of Share Certificate                  Amendment No. 2 to Registration
                                                                      Statement on Form S-1, File No.
                                                                      33-60878 (see Exhibit 4 therein).

10(a)*                     Metatec Corporation 1990                   Registration Statement on Form S-8,
                           Directors' Stock Option Plan               File No. 33-48021 (see Exhibit 4(d)
                           and Amendment No. 1 thereto                therein).

10(b)*                     Amended and Restated Employ-               Annual Report on Form 10-K for the
                           ment Agreement dated March                 fiscal year ended December 31, 1992
                           23, 1993, between Metatec                  (See Exhibit 10(h) therein).
                           Corporation and Jeffrey M.
                           Wilkins

10(c)*                     First Amendment to Amended                  Annual Report on Form 10-K for the
                           and Restated Employment                     fiscal year ended December 31, 1995 (See
                           Agreement dated March 21,                   Exhibit 10(c) therein).
                           1996, between Metatec
                           Corporation and Jeffrey M.
                           Wilkins

10(d)*                     Metatec Corporation 1990                    Annual Report on Form 10-K for the
                           Stock Option Plan                           fiscal year ended December 31, 1991
                                                                       (see Exhibit 10(k) therein).

10(e)*                     Amendment No. 1 to Metatec                  Registration Statement on Form S-8,
                           Corporation 1990 Stock Option               File No. 33-48022 (see Exhibit 4(d)
                           Plan                                        therein).

10(f)*                     Amendment No. 2 to Metatec                  Annual Report on Form 10-K for the
                           Corporation 1990 Stock Option               fiscal year ended December 31, 1992
                           Plan                                        (see Exhibit 10(k) therein).

10(g)*                     Amendment No. 3 to Metatec                  Annual Report on Form 10-K for the
                           Corporation 1990 Stock Option               fiscal year ended December 31, 1993
                           Plan                                        (see Exhibit 10(g) therein).

10(h)*                     Amendment No. 4 to Metatec                  Annual Report on Form 10-K for the
                           Corporation 1990 Stock Option               fiscal year ended December 31, 1995
                           Plan                                        (See Exhibit 10(h) therein).




                                                                      If Incorporated by Reference,
Exhibit                                                               Document with which Exhibit was
No.                        Description of Exhibit                     Previously Filed with SEC
---                        ----------------------                     -------------------------


10(i)*                     Metatec Corporation 1992                   Registration Statement on Form S-8,
                           Directors' Stock Option Plan               File No. 33-5200 (see Exhibit 4(c)
                                                                      therein).

10(j)*                     Amendment No. 1 to Metatec                 Annual Report on Form 10-K for the
                           Corporation 1992 Directors'                fiscal year ended December 31, 1993
                           Stock Option Plan                          (see Exhibit 10(i) therein).

10(k)*                     Amendment No. 2 to Metatec                 Report on Form 10-K for the
                           Corporation 1992 Directors'                fiscal year ended December 31, 1995
                           Stock Option Plan Annual                   (see Exhibit 10(k) therein).

10(l)*                     Amendment No. 3 to Metatec                 Annual Report on Form 10-K for the
                           Corporation 1992 Directors'                fiscal year ended December 31, 1995
                           Stock Option Plan                          (see Exhibit 10(i) therein).

10(m)*                     Amendment No. 4 to Metatec                 Contained herein.
                           Corporation 1992 Directors'
                           Stock Option Plan

10(n)*                     Metatec Corporation 1992                   Annual Report on Form 10-K for the
                           Incentive Compensation Plan                fiscal year ended December 31, 1992
                                                                      (see Exhibit 10(p) therein).

10(o)                      Form of Indemnification Agree-             Annual Report on Form 10-K for the
                           ment between Metatec Corp-                 fiscal year ended December 31, 1992
                           oration and each of its officers           (see Exhibit 10(q) therein).
                           and directors

10(p)                      Restricted Share Agreement                 Annual Report on Form 10-K for the
                           dated March 23, 1993,                      fiscal year ended December 31, 1992
                           between Metatec Corporation                (see Exhibit 10(r) therein).
                           and Jeffrey M. Wilkins

10(q)                      Amendment to Restricted Share              Amendment No. 1 to Registration
                           Agreement dated April 8,                   Statement on Form S-1, File No. 33-
                           1993, between Metatec                      60878 (see Exhibit 10(o) therein).
                           Corporation and Jeffrey M.
                           Wilkins

10(r)                      Patent License Agreement for              Amendment No. 1 to Registration
                           Disc Products dated July 1,               Statement on Form S-1, File No. 33-
                           1986, between Metatec/                    60878 (see Exhibit 10(t) therein).
                           Discovery Systems, Inc. and
                           Discovision Associates



                                                                      If Incorporated by Reference,
Exhibit                                                               Document with which Exhibit was
No.                        Description of Exhibit                     Previously Filed with SEC
---                        ----------------------                     -------------------------


10(s)                      CD Disc License Agreement                  Amendment No. 1 to Registration
                           dated January 1, 1986,                     Statement on Form S-1, File No. 33-
                           between U.S. Philips                       60878 (see Exhibit 10(u) therein).
                           Corporation and Metatec/
                           Discovery Systems, Inc.

10(t)                      Optical Disc Corporation NPR               Amendment No. 1 to Registration
                           Technology License Agreement               Statement on Form S-1, File No. 33-
                           between Optical Disc Corp-                 60878 (see Exhibit 10(v) therein).
                           oration and Metatec/Discovery
                           Systems effective March 2,
                           1992

10(u)                     Real Estate Purchase Contract               Annual Report on Form 10-K for the
                          dated January 5, 1996,                      fiscal year ended December 31, 1995
                          between Metatec Corporation                 (see Exhibit 10(w) therein).
                          and Olde Poste Properties.

10(v)                     Loan Agreement dated May 13,                Current Report on Form 8-K filed with
                          1994, between The Huntington                the Securities and Exchange
                          National Bank, Metatec                      Commission on March 28, 1995
                          Corporation, and                            (see Exhibit 10(c) therein).
                          Metatec/Discovery Systems,
                          Inc.

10(w)                     First Amendment to Loan                     Current Report on Form 8-K filed with the
                          Agreement dated September 1,                Securities and Exchange
                          1994, between The Huntington                Commission on March 28, 1995
                          National Bank, Metatec                      (see Exhibit 10(d) therein).
                          Corporation, and
                          Metatec/Discovery Systems,
                          Inc.

10(x)                     Second Amendment to Loan                   Current Report on Form 8-K filed with the
                          Agreement dated February 1,                Securities and Exchange Commission on
                          1995, between The Huntington               March 28, 1995 (see Exhibit 10(e) therein).
                          National Bank, Metatec
                          Corporation, and
                          Metatec/Discovery Systems,
                          Inc.



                                                                      If Incorporated by Reference,
Exhibit                                                               Document with which Exhibit was
No.                        Description of Exhibit                     Previously Filed with SEC
---                        ----------------------                     -------------------------


21                        Subsidiaries of Metatec                     Annual Report on Form 10-K for the
                          Corporation                                 fiscal year ended December 31, 1993
                                                                      (see Exhibit 21 therein).

23                        Consent of Deloitte & Touche                Contained herein.
                          LLP

24(a)                     Powers of Attorney for Peter J.             Annual Report on Form 10-K for the
                          Kight, E. David Crockett, and               fiscal year ended December 31, 1994
                          A. Grant Bowen                              (see Exhibit 24 therein).

24(b)                     Powers of Attorney for Jerry D.             Annual Report on Form 10-K for the
                          Miller                                      fiscal year ended December 31, 1993
                                                                      (see Exhibit 24 therein).

24(c)                     Power of Attorney for James V.              Annual Report on Form 10-K for the
                          Pickett                                     fiscal year ended December 31, 1995
                                                                      (see Exhibit 24(c) therein).

27                        Financial Data Schedule                     Contained herein.




*Executive compensation plans and arrangements required to be filed pursuant to
Item 601(b)(10) of Regulation S-K.

         (b)      Reports on Form 8-K
                  -------------------

                  The Company did not file any Form 8-K current reports during the fourth quarter of the Company's year ended December 31, 1996.

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

                                   METATEC CORPORATION



Date:  March 27, 1997              By /s/ Jeffrey M. Wilkins
                                      -------------------------------
                                      Jeffrey M. Wilkins, Chairman of the Board
                                      and Chief Executive Officer

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

             Signature                                   Title                                       Date
             ---------                                   -----                                       ----

/s/ Jeffrey M. Wilkins                               Chairman of the Board,                          March 27, 1997
-------------------------------------                Chief Executive Officer
Jeffrey m. Wilkins                                   (principal executive
                                                     officer) and Director

/s/ Gregory T. Tillar                                President, Chief Operating                      March 27, 1997
-------------------------------------                Officer and Director
Gregory T. Tillar


/s/ William H. Largent                               Executive Vice President, Secretary,            March 27, 1997
-------------------------------------                Treasurer, Chief Financial
William H. Largent                                   Officer (principal
                                                     financial officer and principal
                                                     accounting officer) and Director

E. David Crockett*                                   Director                                        March 27, 1997
-------------------------------------
E. David Crockett

Peter J. Kight*                                      Director                                        March 27, 1997
-------------------------------------
Peter J. Kight

Jerry D. Miller*                                     Director                                        March 27, 1997
-------------------------------------
Jerry D. Miller

A. Grant Bowen*                                      Director                                        March 27, 1997
-------------------------------------
A. Grant Bowen

James V. Pickett*                                    Director                                        March 27, 1997
-------------------------------------
James V. Pickett

         *Jeffrey M. Wilkins, by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.


By /s/ Jeffrey M. Wilkins                                                                            March 27, 1997
   ---------------------------------------
   Jeffrey M. Wilkins, Attorney In Fact


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Metatec Corporation:

We have audited the consolidated financial statements of Metatec Corporation and subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 7, 1997; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Metatec Corporation and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
February 7, 1997
Columbus, Ohio

METATEC CORPORATION AND SUBSIDIARIES


SCHEDULE II       CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED
                  DECEMBER 31, 1996, 1995 AND 1994



               COLUMN A                    COLUMN B                 COLUMN C               COLUMN D         COLUMN E
                                                         -----------------------------
                                                          CHARGED
                                         BALANCE AT       TO COSTS       CHARGED TO                       BALANCE AT
                                        BEGINNING OF        AND            OTHER                            END OF
             DESCRIPTION                  PERIOD         EXPENSES         ACCOUNTS        DEDUCTIONS        PERIOD

1996

ALLOWANCE FOR DOUBTFUL
ACCOUNTS RECEIVABLE                     $338,000          $124,382                         $141,382         $321,000
                                        ========          ========                         ========         ========

1995

ALLOWANCE FOR DOUBTFUL
ACCOUNTS RECEIVABLE                     $269,000          $ 86,694                         $ 17,694         $338,000
                                        ========          ========                         ========         ========

1994

ALLOWANCE FOR DOUBTFUL
ACCOUNTS RECEIVABLE                     $235,000          $178,679                         $144,679         $269,000
                                        ========          ========                         ========         ========


                                  EXHIBIT INDEX
                                  -------------

                                                                      If Incorporated by Reference,
Exhibit                                                               Document with which Exhibit was
No.                        Description of Exhibit                     Previously Filed with SEC
---                        ----------------------                     -------------------------
3(a)                       Amended and Restated                       Amendment No. 2 to Registration
                           Articles of Incorporation                  Statement on Form S-1, File No. 33-
                           of Metatec Corporation                     60878 (see Exhibit 3(a) therein).


3(b)                       Amended and Restated By-laws               Registration Statement on Form S-1,
                           of Metatec Corporation                     File No. 33-60878 (see Exhibit 3(d)
                                                                      therein).

4                          Form of Share Certificate                  Amendment No. 2 to Registration
                                                                      Statement on Form S-1, File No.
                                                                      33-60878 (see Exhibit 4 therein).

10(a)*                     Metatec Corporation 1990                   Registration Statement on Form S-8,
                           Directors' Stock Option Plan               File No. 33-48021 (see Exhibit 4(d)
                           and Amendment No. 1 thereto                therein).

10(b)*                     Amended and Restated Employ-               Annual Report on Form 10-K for the
                           ment Agreement dated March                 fiscal year ended December 31, 1992
                           23, 1993, between Metatec                  (See Exhibit 10(h) therein).
                           Corporation and Jeffrey M.
                           Wilkins

10(c)*                     First Amendment to Amended                  Annual Report on Form 10-K for the
                           and Restated Employment                     fiscal year ended December 31, 1995 (See
                           Agreement dated March 21,                   Exhibit 10(c) therein).
                           1996, between Metatec
                           Corporation and Jeffrey M.
                           Wilkins

10(d)*                     Metatec Corporation 1990                    Annual Report on Form 10-K for the
                           Stock Option Plan                           fiscal year ended December 31, 1991
                                                                       (see Exhibit 10(k) therein).

10(e)*                     Amendment No. 1 to Metatec                  Registration Statement on Form S-8,
                           Corporation 1990 Stock Option               File No. 33-48022 (see Exhibit 4(d)
                           Plan                                        therein).

10(f)*                     Amendment No. 2 to Metatec                  Annual Report on Form 10-K for the
                           Corporation 1990 Stock Option               fiscal year ended December 31, 1992
                           Plan                                        (see Exhibit 10(k) therein).

10(g)*                     Amendment No. 3 to Metatec                  Annual Report on Form 10-K for the
                           Corporation 1990 Stock Option               fiscal year ended December 31, 1993
                           Plan                                        (see Exhibit 10(g) therein).

10(h)*                     Amendment No. 4 to Metatec                  Annual Report on Form 10-K for the
                           Corporation 1990 Stock Option               fiscal year ended December 31, 1995
                           Plan                                        (See Exhibit 10(h) therein).




                                                                      If Incorporated by Reference,
Exhibit                                                               Document with which Exhibit was
No.                        Description of Exhibit                     Previously Filed with SEC
---                        ----------------------                     -------------------------


10(i)                      Metatec Corporation 1992                   Registration Statement on Form S-8,
                           Directors' Stock Option Plan               File No. 33-5200 (see Exhibit 4(c)
                                                                      therein).

10(j)                      Amendment No. 1 to Metatec                 Annual Report on Form 10-K for the
                           Corporation 1992 Directors'                fiscal year ended December 31, 1993
                           Stock Option Plan                          (see Exhibit 10(i) therein).

10(k)                      Amendment No. 2 to Metatec                 Report on Form 10-K for the
                           Corporation 1992 Directors'                fiscal year ended December 31, 1995
                           Stock Option Plan Annual                   (see Exhibit 10(k) therein).

10(l)                      Amendment No. 3 to Metatec                 Annual Report on Form 10-K for the
                           Corporation 1992 Directors'                fiscal year ended December 31, 1995
                           Stock Option Plan                          (see Exhibit 10(i) therein).

10(m)                      Amendment No. 4 to Metatec                 Contained herein.
                           Corporation 1992 Directors'
                           Stock Option Plan

10(n)                      Metatec Corporation 1992                   Annual Report on Form 10-K for the
                           Incentive Compensation Plan                fiscal year ended December 31, 1992
                                                                      (see Exhibit 10(p) therein).

10(o)                      Form of Indemnification Agree-             Annual Report on Form 10-K for the
                           ment between Metatec Corp-                 fiscal year ended December 31, 1992
                           oration and each of its officers           (see Exhibit 10(q) therein).
                           and directors

10(p)                      Restricted Share Agreement                 Annual Report on Form 10-K for the
                           dated March 23, 1993,                      fiscal year ended December 31, 1992
                           between Metatec Corporation                (see Exhibit 10(r) therein).
                           and Jeffrey M. Wilkins

10(q)                      Amendment to Restricted Share              Amendment No. 1 to Registration
                           Agreement dated April 8,                   Statement on Form S-1, File No. 33-
                           1993, between Metatec                      60878 (see Exhibit 10(o) therein).
                           Corporation and Jeffrey M.
                           Wilkins

10(r)                      Patent License Agreement for              Amendment No. 1 to Registration
                           Disc Products dated July 1,               Statement on Form S-1, File No. 33-
                           1986, between Metatec/                    60878 (see Exhibit 10(t) therein).
                           Discovery Systems, Inc. and
                           Discovision Associates



                                                                      If Incorporated by Reference,
Exhibit                                                               Document with which Exhibit was
No.                        Description of Exhibit                     Previously Filed with SEC
---                        ----------------------                     -------------------------


10(s)                      CD Disc License Agreement                  Amendment No. 1 to Registration
                           dated January 1, 1986,                     Statement on Form S-1, File No. 33-
                           between U.S. Philips                       60878 (see Exhibit 10(u) therein).
                           Corporation and Metatec/
                           Discovery Systems, Inc.

10(t)                      Optical Disc Corporation NPR               Amendment No. 1 to Registration
                           Technology License Agreement               Statement on Form S-1, File No. 33-
                           between Optical Disc Corp-                 60878 (see Exhibit 10(v) therein).
                           oration and Metatec/Discovery
                           Systems effective March 2,
                           1992

10(u)                     Real Estate Purchase Contract               Annual Report on Form 10-K for the
                          dated January 5, 1996,                      fiscal year ended December 31, 1995
                          between Metatec Corporation                 (see Exhibit 10(w) therein).
                          and Olde Poste Properties.

10(v)                     Loan Agreement dated May 13,                Current Report on Form 8-K filed with
                          1994, between The Huntington                the Securities and Exchange
                          National Bank, Metatec                      Commission on March 28, 1995
                          Corporation, and                            (see Exhibit 10(c) therein).
                          Metatec/Discovery Systems,
                          Inc.

10(w)                     First Amendment to Loan                     Current Report on Form 8-K filed with the
                          Agreement dated September 1,                Securities and Exchange
                          1994, between The Huntington                Commission on March 28, 1995
                          National Bank, Metatec                      (see Exhibit 10(d) therein).
                          Corporation, and
                          Metatec/Discovery Systems,
                          Inc.

10(x)                     Second Amendment to Loan                   Current Report on Form 8-K filed with the
                          Agreement dated February 1,                Securities and Exchange Commission on
                          1995, between The Huntington               March 28, 1995 (see Exhibit 10(e) therein).
                          National Bank, Metatec
                          Corporation, and
                          Metatec/Discovery Systems,
                          Inc.



                                                                      If Incorporated by Reference,
Exhibit                                                               Document with which Exhibit was
No.                        Description of Exhibit                     Previously Filed with SEC
---                        ----------------------                     -------------------------


21                        Subsidiaries of Metatec                     Annual Report on Form 10-K for the
                          Corporation                                 fiscal year ended December 31, 1993
                                                                      (see Exhibit 21 therein).

23                        Consent of Deloitte & Touche                Contained herein.
                          LLP

24(a)                     Powers of Attorney for Peter J.             Annual Report on Form 10-K for the
                          Kight, E. David Crockett, and               fiscal year ended December 31, 1994
                          A. Grant Bowen                              (see Exhibit 24 therein).

24(b)                     Powers of Attorney for Jerry D.             Annual Report on Form 10-K for the
                          Miller                                      fiscal year ended December 31, 1993
                                                                      (see Exhibit 24 therein).

24(c)                     Power of Attorney for James V.              Annual Report on Form 10-K for the
                          Pickett                                     fiscal year ended December 31, 1995
                                                                      (see Exhibit 24(c) therein).

27                        Financial Data Schedule                     Contained herein.
