Form 10-Q
period 1997-03-31
METATEC CORP
filed 1997-05-15
CIK 203200

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

         ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Number of Common Shares outstanding as of May 12, 1997: 6,930,688

                                    1 of 10

                              METATEC CORPORATION

                                   INDEX                                      PAGE
                                   -----                                      ----
    PART I : FINANCIAL INFORMATION

         Item 1 - Financial Statements

                  Condensed Consolidated Balance Sheets as of March 31,
                  1997 (unaudited) and December 31, 1996                        3

                  Condensed Consolidated Statements of Operations
                  for the three months ended March 31, 1997
                  and 1996 (unaudited)                                          4

                  Condensed Consolidated Statement of Shareholders'
                  Equity for the three months ended
                  March 31, 1997 (unaudited)                                    5

                  Condensed Consolidated Statements of Cash Flows
                  for the three months ended March 31,
                  1997 and 1996 (unaudited)                                     6

                  Notes to Condensed Consolidated Financial
                  Statements (unaudited)                                        7

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               8-9

    PART II: OTHER INFORMATION

                  Items 1-6                                                    10

                  Signatures                                                   10

                                    2 of 10

METATEC CORPORATION
-----------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS                                                    At March 31,        At December 31,
-----------------------------------------------------------------------------                1997                 1996
                                                                                        ----------------    ------------------
                                                                                          (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                                            $        480,398    $        2,214,755
   Accounts receivable, net of allowance for doubtful accounts of
     $291,000 and $321,000                                                                     5,042,508             6,710,596
   Inventory                                                                                     962,450               948,738
   Prepaid expenses                                                                              557,838               435,451
   Prepaid income taxes                                                                          190,379                25,279
   Current portion of long-term note receivable                                                   13,202                13,202
   Deferred income taxes                                                                         499,000               484,000
                                                                                        ----------------    ------------------
      Total current assets                                                                     7,745,775            10,832,021

Long-term note receivable, less current portion                                                  198,507               200,648

Property, plant and equipment - net                                                           39,601,245            37,776,085

Goodwill - net                                                                                 3,594,214             3,708,723
                                                                                        ----------------    ------------------

TOTAL ASSETS                                                                            $     51,139,741    $       52,517,477
                                                                                        ================    ==================

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                     $      2,067,670    $        2,942,565
   Accrued royalties                                                                             852,138             1,080,400
   Accrued personal property taxes                                                               884,720               659,879
   Other accrued expenses                                                                        552,776               567,675
   Accrued payroll                                                                               583,073               398,160
   Unearned income                                                                                97,973               205,143
   Current maturities of long-term debt and capital lease obligations                            115,127                62,759
                                                                                        ----------------    ------------------
      Total current liabilities                                                                5,153,477             5,916,581

Long-term debt and capital lease obligations, less current maturities                            155,896                55,105
Deferred income taxes                                                                          1,295,000             1,280,000
                                                                                        ----------------    ------------------
  Total liabilities                                                                            6,604,373             7,251,686
                                                                                        ----------------    ------------------

Shareholders' equity:
  Common stock, $.10 par value; authorized 10,083,500 shares;
    issued 1997 - 7,076,293 shares; 1996 - 7,073,353                                             707,630               707,336
  Additional paid-in capital                                                                  33,949,522            33,935,853
  Retained earnings                                                                           10,687,232            10,891,243
  Treasury stock, at cost; 1997 - 146,855 shares; 1996 - 38,655 shares                          (809,016)             (268,641)
                                                                                        ----------------    ------------------
    Total shareholders' equity                                                                44,535,368            45,265,791
                                                                                        ----------------    ------------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                                $     51,139,741    $       52,517,477
                                                                                        ================    ==================

See notes to condensed consolidated financial statements.

METATEC CORPORATION
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the three months ended March 31,                                                    1997                1996
-------------------------------------------------------------------------------    ----------------    ----------------
NET SALES                                                                          $    11,678,574     $    12,204,455

Cost of sales                                                                            8,052,587           7,026,496
                                                                                   ----------------    ----------------

Gross profit                                                                             3,625,987           5,177,959

Selling, general and administrative expenses                                             3,713,535           3,472,005
Restructuring expenses                                                                     206,000
                                                                                   ----------------    ----------------

OPERATING EARNINGS (LOSS)                                                                 (293,548)          1,705,954

Other income and (expense):

        Investment income                                                                   10,762              68,347
        Other - net                                                                        (39,041)            (21,781)
        Interest expense                                                                    (2,184)             (2,789)
                                                                                   ----------------    ----------------

EARNINGS (LOSS) BEFORE INCOME TAXES                                                       (324,011)          1,749,731

Income tax expense (benefit)                                                              (120,000)            706,000
                                                                                   ----------------    ----------------

NET EARNINGS (LOSS)                                                                $      (204,011)    $     1,043,731
                                                                                   ================    ================

NET EARNINGS (LOSS) PER COMMON SHARE                                               $         (0.03)    $          0.15
                                                                                   ================    ================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                            7,076,042           7,149,326
                                                                                   ================    ================

See notes to condensed consolidated financial statements.

METATEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                                          Additional
                                         Common            Paid-in             Retained            Treasury
                                         Stock             Capital             Earnings             Stock              Total
----------------------------------   ---------------   -----------------    ----------------     -------------   ------------------
BALANCE AT DECEMBER 31, 1996         $      707,336    $     33,935,853     $    10,891,243      $   (268,641)   $      45,265,791

Net loss                                                                           (204,011)                              (204,011)

Stock awards for employees                      294              13,669                                                     13,963

Treasury shares acquired                                                                             (540,375)            (540,375)

                                     ---------------   -----------------    ----------------     -------------   ------------------
BALANCE AT MARCH 31, 1997            $      707,630    $     33,949,522     $     10,687,232    $     (809,016)  $       44,535,368
                                     ===============   =================    ================     =============   ==================

See notes to condensed consolidated financial statements.

METATEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the three months ended March 31,                                         1997                 1996
-------------------------------------------------------------------     ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net (loss) earnings                                                  $      (204,011)     $    1,043,731
   Adjustments to reconcile net earnings to net cash provided by operating activities:

      Depreciation and amortization                                           1,926,227           1,628,461
      Deferred income taxes                                                           0             510,000
      Net loss on sales of property, plant and equipment                         39,041              26,514
      Changes in assets and liabilities:

         Accounts receivable                                                  1,668,088             809,483
         Inventory                                                              (13,712)            (66,112)
         Prepaid expenses and other assets                                     (287,487)             68,071
         Accounts payable and accrued expenses                                 (968,169)           (775,693)
         Unearned income                                                       (107,170)           (169,526)
                                                                        ----------------     ---------------
            Net cash provided by operating activities                         2,052,807           3,074,929
                                                                        ----------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Decrease in long-term note receivable                                          2,141               3,019
   Purchase of property, plant and equipment                                 (3,477,055)         (2,013,778)
   Proceeds from the sales of property, plant and equipment                      61,000               3,935
                                                                        ----------------     ---------------
      Net cash used in investing activities                                  (3,413,914)         (2,006,824)
                                                                        ----------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase in long-term debt                                                   178,576                   0
   Payment of long-term debt and capital lease obligations                      (25,416)            (23,076)
   Stock options exercised, including tax benefit                                     0              10,181
   Treasury stock acquired                                                     (540,375)                  0
   Stock awards for employees                                                    13,965                   0
                                                                        ----------------     ---------------
      Net cash provided by financing activities                                (373,250)            (12,895)
                                                                        ----------------     ---------------

Increase (decrease) in cash and cash equivalents                             (1,734,357)          1,055,210
Cash and cash equivalents at beginning of year                                2,214,755           5,898,928
                                                                        ----------------     ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                $       480,398      $    6,954,138
                                                                        ================     ===============
SUPPLEMENTAL CASH FLOW DISCLOSURES:

   Interest paid                                                        $         2,184      $        2,789
                                                                        ================     ===============

   Income taxes paid                                                    $        80,100      $      285,507
                                                                        ================     ===============
   Assets purchased for the assumption of a liability                   $       227,785      $            0
                                                                        ================     ===============

See notes to condensed consolidated financial statements.

                              METATEC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

   1. Basis of presentation - The consolidated balance sheet as of March 31, 1997, the consolidated statements of earnings for the three months ended March 31, 1997 and 1996, the consolidated statement of shareholders' equity for the three months ended March 31, 1997, and the consolidated statements of cash flows for the three month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with generally accepted accounting principles, the financial position, results of operations and changes in cash flows for all periods presented have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1996 annual report on Form 10-K. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the results for the full year.

   2. Property, Plant and Equipment Commitments - The Company has commitments under contracts for the purchase of property, plant, and equipment. Portions of such contracts not completed as of March 31, 1997 are not reflected in the consolidated financial statements. The unrecorded commitments amounted to approximately $2,598,000 at March 31, 1997. This amount represents approximately $1,600,000 for the completion of an approximate 80,000 square foot addition to our present facility and approximately $998,000 for manufacturing equipment on order.

   3. Recently Issued Accounting Standard - In February 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard
   (SFAS) No. 128, "Earnings Per Share," which is effective for periods ending after December 15, 1997. SFAS No. 128 establishes new standards for computing and presenting earnings per share. Under SFAS No. 128 basic and dilutive earnings per share, as defined therein, for the quarters ended March 31, 1997 and 1996 are as follows:

                                                                Three Months Ended March 31,
                                                                  1997                1996
                                                                  -----               ----
                                    Basic                        $  (.03)           $ 0.15
                                                                 ========           ======
                                    Diluted                      $  (.03)           $ 0.15
                                                                 ========           ======


                                    7 of 10

                              METATEC CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the three months ended March 31, 1997 were $11,679,000, a decrease of $526,000, or 4% less than the same period of the prior year. This reduction in revenue was a result of a change in product focus within the Access Services Group. The Access Services Group, previously reported as the New Media Solutions Group, decreased $1,187,000 to $409,000 for the three months ended March 31, 1997, or a 74% decrease as compared to the same period of the prior year. Revenues within the Manufacturing Services Group were $11,270,000 for the period ended March 31, 1997, or an increase of 6%, compared to $10,608,000 for the period ended March 31, 1996. The Company continued its focus on the business and information services CD-ROM market.

Gross profit was 31% of net sales for the three months ended March 31, 1997 as compared to 42% of net sales for the same period of the prior year. This decrease is primarily attributed to an under utilization of manufacturing capacity during the three month period ended March 31, 1997. This under utilization of capacity is a direct result of a more than doubling in the capacity during the prior twelve months. The Company increased capacity in the prior twelve months in anticipation of increased volume in 1997. This resulted in higher fixed costs in relation to net sales during the three months ended March 31, 1997. The company also experienced price erosion and mix change which contributed to a lower gross profit percentage in 1997 as compared to 1996.

Selling, general and administrative ("SG&A") expenses increased to $3,714,000, or 32% of net sales, for the three months ended March 31, 1997 as compared to $3,472,000, or 28% of net sales, for same period of the prior year.

The period ended March 31, 1997 included a restructuring charge of $206,000 related to continuing operations. This charge related to a reorganization and downsizing of the Access Services Group.

Investment income was $11,000 and $68,000 for the three month periods ended March 31, 1997 and 1996, respectively. This decrease is the result of lower cash and cash equivalent balances and lower investment earnings rates on those balances in 1997.

Interest expense for the three months ended March 31, 1997 was $2,000 as compared to $3,000 for the same period of the prior year. The only items bearing interest in the quarter ended March 31, 1997 are capital lease obligations.

The income tax benefit was $120,000 for the three months ended March 31, 1997, or an effective tax benefit of 37%, as compared to a tax expense of $706,000 for the same period of the prior year, or an effective tax rate of 40%.

                              METATEC CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

Net loss for the three months ended March 31, 1997 was $204,000, or net loss per common share of $.03, as compared to net earnings in the same period of the prior year of $1,044,000, or net earnings per common share of $.15. The net earnings decrease was primarily a result of a restructuring charge of $206,000 taken during the period ended March 31, 1997, and the change in product focus, and resulting decreased revenues, within the Access Services Group.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES
The Company financed its business during the three months ended March 31, 1997 through cash generated from operations and available cash balances. Historically, the Company also financed business needs through the issuance of common stock and through the use of debt. Cash flow from operating activities was $2,313,000 for the three months ended March 31, 1997, as compared to $3,075,000 for the three months ended March 31, 1996.

The Company, in the three month period ended March 31, 1997, continued to increase its manufacturing capacity over the 1996 level. The capacity increase along with recurring capital needs resulted in the purchase of $3,737,000 in property, plant and equipment during the three months ended March 31, 1997. The Company will continue to expand its operations during 1997 through the addition of manufacturing and distribution equipment and the completion of an 80,000 square foot addition to the Company's existing facility. This addition is under construction and planned to be completed during the second quarter of 1997. The projected cost of this addition is $6,100,000. It is anticipated that this addition will be funded out of existing cash balances, funds generated from operations, and bank debt.

The Company has cash and cash equivalents of $ 480,000 as of March 31, 1997 and additionally has available $15,000,000 under its revolving line of credit agreement. Management believes that current cash balances, plus the funds available from the revolving line of credit agreement, plus cash to be generated from future operations and funds which may be obtained from future financing activities should provide sufficient capital to meet the current business needs of the Company.

INFLATION
The Company's operations are not significantly affected by inflationary pressures. Although inflation does have an influence on salaries, employee benefits, and other operating expenses, the Company attempts to minimize or offset the effects of inflation through increased productivity improvements, and reduction of costs.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995
Except for the historical information in this report, this report includes forward-looking statements that involve risks and uncertainties, including, but not limited to, economic and competitive factors affecting the Company's operations, markets, products, prices and other factors discussed from time to time in the Company's Security and Exchange Commission filings, including the Company's Form 10-K for the year ended December 31, 1996. Actual results may differ materially from management expectations.

                          PART II - OTHER INFORMATION

   Items 1-5.  INAPPLICABLE.

   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits: the Exhibits to this report begin on page ___.
         (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1997.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Metatec Corporation

                                               /s/ JULIA A. POLLNER
                                               ------------------------
                                               BY: Julia A. Pollner
   Date: May 13, 1997                          Vice President, Finance
                                               and Treasurer
                                               (authorized signatory-
                                               principal financial and
                                               accounting officer)

                                    10 of 10

                                   Form 10-Q
                                 Exhibit Index

Exhibit Number                Exhibit Description              Page Number
--------------                -------------------              -----------
     27                       Financial Data Schedule               -