Form 10-Q
period 1997-06-30
METATEC CORP
filed 1997-08-12
CIK 203200

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

         ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

   Number of Common Shares outstanding as of August 8, 1997: 6,831,023

                                    1 of 11

                              METATEC CORPORATION
                              -------------------

                                   INDEX                                 PAGE
                                   -----                                 ----

Part I : Financial Information

     Item 1 - Financial Statements

              Condensed Consolidated Balance Sheets as of June 30,
              1997 (unaudited) and December 31, 1996                     3

              Condensed Consolidated Statements of Earnings
              for the three months ended June 30, 1997
              and 1996 (unaudited)                                       4

              Condensed Consolidated Statements of Earnings
              for the six months ended June 30, 1997
              and 1996 (unaudited)                                       5

              Condensed Consolidated Statement of Shareholders'
              Equity for the six months ended June 30, 1997
              (unaudited)                                                6

              Condensed Consolidated Statements of Cash Flows
              for the six months ended June 30,
              1997 and 1996 (unaudited)                                  7

              Notes to Condensed Consolidated Financial
              Statements (unaudited)                                     8

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations              9-10

     Item 3 - Quantitative and Qualitative Disclosures about
              Market Risk                                               10

Part II: Other Information

                Items 1-6                                               11

                Signatures                                              11

                                    2 of 11

                         PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

METATEC CORPORATION
--------------------------------------------------------------------------------
                                                                                                   (Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS                                                              At June 30,      At December 31,
                                                                                                       1997             1996
--------------------------------------------------------------------------------                --------------      --------------

ASSETS

Current assets:

   Cash and cash equivalents                                                                     $    574,282        $    2,214,755
   Accounts receivable, net of allowance for doubtful accounts
       of $291,000 and $321,000                                                                     5,358,147             6,710,596
   Inventory                                                                                          850,620               948,738
   Prepaid expenses                                                                                   376,476               435,451
   Prepaid income taxes                                                                                                      25,279
   Current portion of long-term note receivable                                                        13,202                13,202
   Deferred income taxes                                                                              499,000               484,000
                                                                                                 ------------        --------------
      Total current assets                                                                          7,671,727            10,832,021

Long-term note receivable, less current portion                                                       194,154               200,648

Property, plant and equipment - net                                                                40,726,934            37,776,085

Goodwill - net                                                                                      3,479,703             3,708,723
                                                                                                 ------------        --------------

Total Assets                                                                                     $ 52,072,518        $   52,517,477
                                                                                                 ============        ==============

Liabilities & Shareholders' Equity

Current liabilities:
   Accounts payable                                                                              $  2,344,930        $    2,942,565
   Accrued royalties                                                                                1,161,106             1,080,400
   Accrued personal property taxes                                                                    799,389               659,879
   Other accrued expenses                                                                             568,868               567,675
   Accrued payroll                                                                                    420,425               398,160
   Accrued income taxes                                                                                28,844
   Unearned income                                                                                     68,810               205,143
   Current maturities of long-term debt and capital lease obligations                                 859,154                62,759
                                                                                                 ------------          ------------
      Total current liabilities                                                                     6,251,526             5,916,581

Long-term debt and capital lease obligations, less current maturities                                 131,592                55,105
Deferred income taxes                                                                               1,295,000             1,280,000
                                                                                                 ------------          ------------
  Total liabilities                                                                                 7,678,118             7,251,686
                                                                                                 ------------          ------------

Shareholders' equity:
  Common stock, $.10 par value; authorized 10,083,500 shares;
    issued 1997 - 7,080,254 shares; 1996 - 7,073,353                                                  708,026               707,336
  Additional paid-in capital                                                                       33,964,132            33,935,853
  Retained earnings                                                                                11,054,760            10,891,243
  Treasury stock, at cost; 1997 - 272,655 shares; 1996 - 38,655 shares                             (1,332,518)             (268,641)
                                                                                                 ------------          ------------
    Total shareholders' equity                                                                     44,394,400            45,265,791
                                                                                                 ------------          ------------

Total Liabilities & Shareholders' Equity                                                         $ 52,072,518        $   52,517,477
                                                                                                 ============          ============

See notes to condensed consolidated financial statements.


METATEC CORPORATION
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED  STATEMENTS  OF  EARNINGS (UNAUDITED)

                                                                                                   Three Months Ended June 30,
                                                                                             --------------------------------------
                                                                                                  1997                   1996
-------------------------------------------------------------------------------              ------------             -------------

NET SALES                                                                                    $ 12,007,932              $ 10,975,017

Cost of sales                                                                                   8,016,322                 6,967,938
                                                                                             ------------              ------------

Gross profit                                                                                    3,991,610                 4,007,079

Selling, general and administrative expenses                                                    3,366,100                 3,172,357
                                                                                             ------------              ------------

OPERATING EARNINGS                                                                                625,510                   834,722

Other income and (expense):
      Investment income                                                                            12,550                    97,836
      Other - net                                                                                  (4,577)                    3,593
      Interest expense                                                                             (9,455)                   (2,684)
                                                                                             ------------              ------------

EARNINGS BEFORE INCOME TAXES                                                                      624,028                   933,467

Income taxes                                                                                      256,500                   384,000
                                                                                             ------------              ------------

NET  EARNINGS                                                                                $    367,528              $    549,467
                                                                                             ============              ============

NET EARNINGS  PER COMMON SHARE                                                               $       0.05              $       0.08
                                                                                             ============              ============

WEIGHTED  AVERAGE  NUMBER  OF  SHARES  OUTSTANDING                                              6,935,727                 7,197,148
                                                                                             ============              ============


See notes to consolidated financial statements.


METATEC CORPORATION
CONDENSED CONSOLIDATED  STATEMENTS  OF  EARNINGS (UNAUDITED)

                                                                           Six Months Ended June 30,
                                                                  --------------------------------------
                                                                       1997                     1996
--------------------------------------------------------------    -------------             ------------

NET SALES                                                         $ 23,686,507              $ 23,179,472

Cost of sales                                                       16,068,909                13,994,434
                                                                  ------------              ------------

Gross profit                                                         7,617,598                 9,185,038

Selling, general and administrative expenses                         7,079,635                 6,644,362
Restructuring expenses                                                 206,000                         0
                                                                  ------------              ------------

OPERATING EARNINGS                                                     331,963                 2,540,676

Other income and (expense):
                Investment income                                       23,312                   166,183
                Other - net                                            (43,619)                  (18,188)
                Interest expense                                       (11,639)                   (5,473)
                                                                  ------------              ------------

EARNINGS BEFORE INCOME TAXES                                           300,017                 2,683,198

Income taxes                                                           136,500                 1,090,000
                                                                  ------------              ------------

NET  EARNINGS                                                     $    163,517              $  1,593,198
                                                                  ============              ============


NET EARNINGS  PER COMMON SHARE                                    $       0.02              $       0.22
                                                                  ============              ============

WEIGHTED  AVERAGE  NUMBER  OF  SHARES  OUTSTANDING                   7,099,384                 7,173,237
                                                                  ============              ============


See notes to consolidated financial statements.

METATEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                Additional
                                                    Common        Paid-in       Retained       Treasury
                                                     Stock        Capital       Earnings        Stock            Total
--------------------------------------          ------------  -------------  ------------  -------------   ---------------
BALANCE AT DECEMBER 31, 1996                    $    707,336  $  33,935,853  $ 10,891,243  $    (268,641)  $     45,265,791

Net earnings                                                                      163,517                           163,517

Stock options exercised                                  271          9,733                                          10,004

Stock awards for employees                               419         18,546                                          18,965

Treasury shares acquired                                                                      (1,063,877)        (1,063,877)
                                                ------------  -------------  ------------  -------------   ----------------
BALANCE AT JUNE 30, 1997                        $    708,026  $  33,964,132  $ 11,054,760  $  (1,332,518)  $     44,394,400
                                                ============  =============  ============  =============   ================

See notes to condensed consolidated financial statements.


METATEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the six months ended June 30,                                                                     1997                  1996
--------------------------------------------------------------------------------                 -----------            -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net earnings                                                                                  $   163,517            $ 1,593,198
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                                                3,874,808              3,365,960
      Deferred income taxes                                                                                0                753,000
      Net loss on sales of property, plant and equipment                                              43,618                 26,673
      Changes in assets and liabilities:
         Accounts receivable                                                                       1,353,547                686,430
         Inventory                                                                                    98,118                 82,334
         Prepaid expenses and other assets                                                            18,325                 37,926
         Accounts payable and accrued expenses                                                      (307,995)            (1,835,752)
         Unearned income                                                                            (136,333)              (312,629)
                                                                                                 -----------            -----------
            Net cash provided by operating activities                                              5,107,605              4,397,140
                                                                                                 -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Decrease in long-term note receivable                                                               6,494                  5,059
   Purchase of property, plant and equipment                                                      (6,655,845)            (4,434,473)
   Proceeds from the sales of property, plant and equipment                                           63,300                  3,939
                                                                                                 -----------            -----------
      Net cash used in investing activities                                                       (6,586,051)            (4,425,475)
                                                                                                 -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase in long-term debt                                                                        928,576                      0
   Payment of long-term debt and capital lease obligations                                           (55,695)               (43,406)
   Stock options exercised, including tax benefit                                                     10,004                103,305
   Treasury stock acquired                                                                        (1,063,877)                     0
   Stock awards for employees                                                                         18,965                      0
                                                                                                 -----------            -----------
      Net cash (used in) provided by financing activities                                           (162,027)                59,899
                                                                                                 -----------            -----------

Increase (decrease) in cash and cash equivalents                                                  (1,640,473)                31,564
Cash and cash equivalents at beginning of year                                                     2,214,755              5,898,928
                                                                                                 -----------            -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                         $   574,282            $ 5,930,492
                                                                                                 ===========            ===========

SUPPLEMENTAL  CASH  FLOW  DISCLOSURES:

   Interest paid                                                                                 $     7,036            $     5,473
                                                                                                 ===========            ===========

   Income taxes paid                                                                             $   120,100            $ 1,043,083
                                                                                                 ===========            ===========

  Assets purchased for the assumption of a liability                                             $   536,462            $         0
                                                                                                 ===========            ===========

See notes to condensed consolidated financial statements.

                              METATEC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

   1. BASIS OF PRESENTATION - The consolidated balance sheet as of June 30, 1997, the consolidated statements of earnings for the three and six months ended June 30, 1997 and June 30, 1996, the consolidated statement of shareholders' equity for the six months ended June 30, 1997, and the consolidated statements of cash flows for the six month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with generally accepted accounting principles, the financial position, results of operations and changes in cash flows for all periods presented have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1996 annual report on Form 10-K. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the results for the full year.

   2. PROPERTY, PLANT AND EQUIPMENT COMMITMENTS - The Company has commitments under contracts for the purchase of property, plant, and equipment. Portions of such contracts not completed as of June 30, 1997 are not reflected in the consolidated financial statements. The unrecorded commitments amounted to approximately $771,000 at June 30, 1997. This amount represents manufacturing equipment on order.

   3. RECENTLY ISSUED ACCOUNTING STANDARD - In February 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard
   (SFAS) No. 128, "Earnings Per Share," which is effective for periods ending after December 15, 1997. SFAS No. 128 establishes new standards for computing and presenting earnings per share. Under SFAS No. 128 basic and dilutive earnings per share, as defined therein, for the six months ended June 30, 1997 and 1996 are as follows:


                  Three Months Ended June 30,    Six Months Ended June 30,

                        1997        1996            1997           1996
                       -----        ----           -----           ----

Basic                $  0.05      $   0.08        $   0.02      $   0.23
                     =======      ========        ========      ========

Diluted              $  0.05      $   0.08        $   0.02      $   0.22
                     =======      ========        ========      ========

    In June 1997, FASB issued Statement of Financial Accounting Standards
    No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which will require adoption no later than the Company's fiscal quarter ended March 31, 1998. This new statement defines comprehensive income as "all changes in equity during a period, with the exception of stock issuances and dividends". The new pronouncement establishes standards for the reporting and display of comprehensive income and its components in the financial statements.

    In June 1997, FASB also issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", which will require adoption no later than 1998. SFAS 131 requires companies to report financial and descriptive information about its reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Based on current operations, the Company does not believe the Statement will be applicable.


                                    8 of 11

                              METATEC CORPORATION
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the three months ended June 30, 1997 were $12,008,000, an increase of $1,033,000, or 9% over the same period of the prior year. This increase resulted primarily from the Manufacturing Services Group, which includes CD-ROM and Radio Syndication manufacturing, increasing $1,639,000 to $11,569,000 for the three months ended June 30, 1997, or 17% over the same period of the prior year. Net sales for the Access Services Group, previously reported as the New Media Solutions Group, decreased $606,000 to $439,000, or a 58% decrease from the three months ended June 30, 1996. This combined net sales increase was primarily as a result of a continued growing CD-ROM manufacturing market which resulted in an increase in volume. The Company continued its focus on the business and information services CD-ROM market.

Net sales for the six months ended June 30, 1997 were $23,687,000, an increase of $507,000, or 2% over the same period of the prior year. This increase resulted primarily from the Manufacturing Services Group, which includes CD-ROM and Radio Syndication manufacturing, increasing $2,300,000 to $22,839,000 for the six months ended June 30, 1997, or 11% over the same period of the prior year. Net sales for the Access Services Group, previously reported as the New Media Solutions Group, decreased $1,793,000 to $848,000, or a 68% decrease from the six months ended June 30, 1996. This combined net sales increase was primarily as a result of a continued growing CD-ROM manufacturing market which resulted in an increase in volume.

Gross profit was 33% of net sales for the three months ended June 30, 1997 as compared to 37% of net sales for the same period of the prior year. This decrease is primarily attributed to price erosion and mix change which contributed to a lower gross profit percentage in 1997 as compared to 1996. Gross profit was 32% of net sales for the six months ended June 30, 1997 as compared to 40% of net sales for the same period of the prior year.

Selling, general and administrative ("SG&A") expenses increased to $3,366,000, or 28% of net sales, for the three months ended June 30, 1997 as compared to $3,172,000, or 29% of net sales, for same period of the prior year. SG&A expenses increased to $7,080,000, or 30% of net sales, for the six months ended June 30, 1997 as compared to $6,644,000, or 29% of net sales, for same period of the prior year.

The six months ended June 30, 1997 included a restructuring charge of $206,000 related to continuing operations. This charge related to a reorganization and downsizing of the Access Services Group.

Investment income was $13,000 and $98,000 for the three month periods ended June 30, 1997 and 1996, respectively. Investment income was $23,000 and $166,000 for the six month periods ended June 30, 1997 and 1996, respectively. This decrease is the result of lower cash and cash equivalent balances and lower investment earnings rates on those balances in 1997.

Interest expense for the three months ended June 30, 1997 was $9,000 as compared to $3,000 for the same period of the prior year. Interest expense for the six months ended June 30, 1997 was $12,000 as compared to $5,000 for the same period of the prior year. The increase in interest expense was due to borrowing under a revolving line of credit.

                              METATEC CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

The income tax expense was $257,000 for the three months ended June 30, 1997, or an effective tax rate of 41%, as compared to a tax expense of $384,000 for the same period of the prior year, or an effective tax rate of 41%. The income tax expense was $137,000 for the six months ended June 30, 1997, as compared to a tax expense of $1,090,000 for the same period of the prior year.

Net earnings for the three months ended June 30, 1997 were $368,000, or net earnings per common share of $.05, as compared to net earnings in the same period of the prior year of $549,000, or net earnings per common share of $.08. Net earnings for the six months ended June 30, 1997 were $164,000, or net earnings per common share of $.02, as compared to net earnings in the same period of the prior year of $1,593,000, or net earnings per common share of $.22. The net earnings decrease was primarily a result of the change in product focus, and resulting decreased revenues, within the Access Services Group.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company financed its business during the six months ended June 30, 1997 through cash generated from operations and available cash balances and through the use of debt. Cash flow from operating activities was $5,108,000 for the six months ended June 30, 1997, as compared to $4,397,000 for the six months ended June 30, 1996.

The Company, in the six month period ended June 30, 1997, continued to increase its manufacturing capacity over the 1996 level. The capacity increase along with recurring capital needs resulted in the purchase of $6,656,000 in property, plant and equipment during the six months ended June 30, 1997. During the period ended June 30, 1997 the Company completed an 80,000 square foot addition to the Company's existing facility, with a cost of $6,400,000.

The Company has cash and cash equivalents of $574,000 as of June 30, 1997. Additionally the Company has available $15,000,000 under its revolving line of credit agreement, of which $750,000 was outstanding as of June 30, 1997. Management believes that current cash balances, plus the funds available from the revolving line of credit agreement, plus cash to be generated from future operations should provide sufficient capital to meet the current business needs of the Company.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

Except for the historical information in this report, this report includes forward-looking statements that involve risks and uncertainties, including, but not limited to, economic and competitive factors affecting the Company's operations, markets, products, prices, technological changes, manufacturing efficiencies, and other factors discussed from time to time in the Company's Security and Exchange Commission filings, including the Company's Form 8-K filed April 18, 1996, and it's Form 10-K for the year ended December 31, 1996. Actual results may differ materially from management expectations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK. Disclosure not currently required.

                          PART II - OTHER INFORMATION
                          ---------------------------

   Items 1-3.  Inapplicable.
               ------------

   Items 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of shareholders was held April 24, 1997.

         (b) William H. Largent, E. David Crockett, and Peter J. Kight were elected as Directors. Jeffrey M. Wilkins, A. Grant Bowen, Gregory
             T. Tillar, Jerry D. Miller and James V. Pickett continued as Directors.

         (c) The proposal to amend the Company's 1992 Directors' Stock Option Plan was adopted with 4,536,006 votes for, 326,823 votes against and 219,909 abstain/broker non-votes. The following three Directors were elected to three year terms, William H. Largent with 5,031,713 votes for and 51,025 votes withheld, E. David Crockett with 5,032,310 votes for and 50,428 votes withheld and Peter J. Kight with 5,038,783 votes for and 43,955 votes withheld.

         (d) Inapplicable.

   Item 5.  Inapplicable.
            ------------

   Item 6.  Exhibits and Reports on Form 8-K
            --------------------------------
         (a) Exhibits

                  The exhibits on to this report begin on page ______.
         (b) No reports on Form 8-K have been filed during the quarter ended June 30, 1997.

                                   SIGNATURES
                                   ----------
   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Metatec Corporation

                                                /s/   Julia A. Pollner

                                                BY: Julia A. Pollner

   Date: August 12, 1997                         Vice President, Finance
                                                and Treasurer
                                                (authorized signatory-
                                                principal financial and
                                                accounting officer)



                                    11 of 11

                                   Form 10-Q
                                 Exhibit Index

Exhibit Number             Exhibit Description                Page Number
--------------             -------------------                -----------
    10a                    Loan Agreement dated December 31,       --
                           1996 between Metatec Corporation
                           and Huntington National Bank.
    27                     Financial Data Schedule                 --