Form 10-Q
period 1997-09-30
METATEC CORP
filed 1997-11-06
CIK 203200

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

         ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

Number of Common Shares outstanding as of November 6, 1997: 6,418,923

                                     1 of 11

                               METATEC CORPORATION
                               -------------------

                                        INDEX                               PAGE
                                        -----                               ----
Part I : Financial Information
     Item 1 - Financial Statements

              Condensed Consolidated Balance Sheets as of September 30,
              1997 (unaudited) and December 31, 1996                        3

              Condensed Consolidated Statements of Earnings
              for the three months ended September 30, 1997
              and 1996 (unaudited)                                          4

              Condensed Consolidated Statements of Earnings
              for the nine months ended September 30, 1997
              and 1996 (unaudited)                                          5

              Condensed Consolidated Statement of Shareholders'
              Equity for the nine months ended
              September 30, 1997 (unaudited)                                6

              Condensed Consolidated Statements of Cash Flows
              for the nine months ended September 30,
              1997 and 1996 (unaudited)                                     7

              Notes to Condensed Consolidated Financial
              Statements (unaudited)                                        8

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 9-10

     Item 3 - Quantitative and Qualitative Disclosures about
              Market Risk                                                   10

Part II: Other Information
              Items 1-6                                                     11
              Signatures                                                    11

                                     2 of 11

                         PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

METATEC CORPORATION                                                                         (Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS                                                      September 30,     December 31,
                                                                                               1997              1996
---------------------------------------------------------------------------------------    -------------     ------------
ASSETS

Current assets:
   Cash and cash equivalents                                                                $   185,027      $ 2,214,755
   Accounts receivable, net of allowance for doubtful accounts of $297,000 and $321,000       6,013,358        6,710,596
   Inventory                                                                                    928,272          948,738
   Prepaid expenses                                                                             345,949          435,451
   Prepaid income taxes                                                                            --             25,279
   Current portion of long-term note receivable                                                 363,202           13,202
   Deferred income taxes                                                                        500,000          484,000
                                                                                            -----------      -----------
      Total current assets                                                                    8,335,808       10,832,021

Long-term note receivable, less current portion                                                 191,942          200,648

Property, plant and equipment - net                                                          39,792,279       37,776,085

Goodwill - net                                                                                3,365,193        3,708,723
                                                                                            -----------      -----------

TOTAL ASSETS                                                                                $51,685,222      $52,517,477
                                                                                            ===========      ===========

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                         $ 2,698,137      $ 2,942,565
   Accrued royalties                                                                            885,638        1,080,400
   Accrued personal property taxes                                                              611,828          659,879
   Other accrued expenses                                                                       705,646          567,675
   Accrued payroll                                                                              653,682          398,160
   Accrued income taxes                                                                         203,994
   Unearned income                                                                              115,030          205,143
   Current maturities of long-term debt and capital lease obligations                           103,181           62,759
                                                                                            -----------      -----------
      Total current liabilities                                                               5,977,136        5,916,581

Long-term debt and capital lease obligations, less current maturities                         1,857,287           55,105
Deferred income taxes                                                                         1,300,000        1,280,000
                                                                                            -----------      -----------
  Total liabilities                                                                           9,134,423        7,251,686
                                                                                            -----------      -----------

Shareholders' equity:
  Common stock, $.10 par value; authorized 10,083,500 shares;
    issued 1997 - 7,103,678 shares; 1996 - 7,073,353                                            710,369          707,336
  Additional paid-in capital                                                                 34,083,300       33,935,853
  Retained earnings                                                                          11,106,494       10,891,243
  Treasury stock, at cost; 1997 - 605,755 shares; 1996 - 38,655 shares                       (3,349,364)        (268,641)
                                                                                            -----------      -----------
    Total shareholders' equity                                                               42,550,799       45,265,791
                                                                                            -----------      -----------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                                    $51,685,222      $52,517,477
                                                                                            ===========      ============

See notes to condensed consolidated financial statements.

METATEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                                      Three Months Ended September 30,
                                                      --------------------------------
                                                          1997             1996
---------------------------------------------------    -----------      -----------
NET SALES                                              $11,890,865      $10,804,766

Cost of sales                                            8,488,793        7,313,126
                                                       -----------      -----------

Gross profit                                             3,402,072        3,491,640

Selling, general and administrative expenses             3,291,893        3,353,586
                                                       -----------      -----------

OPERATING EARNINGS                                         110,179          138,054

Other income and (expense):
       Investment income                                    12,925           89,504
       Other - net                                          67,344            3,642
       Interest expense                                    (18,213)         (10,720)
                                                       -----------      -----------

EARNINGS BEFORE INCOME TAXES                               172,235          220,480

Income taxes                                               120,500           89,000
                                                       -----------      -----------

NET EARNINGS                                           $    51,735      $   131,480
                                                       ===========      ===========

NET EARNINGS PER COMMON SHARE                          $      0.01      $      0.02
                                                       ===========      ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING            6,773,821        7,152,148
                                                       ===========      ===========

See notes to condensed consolidated financial statements.

METATEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                     1997             1996
----------------------------------------------    -----------      -----------
NET SALES                                         $35,577,371      $33,984,238

Cost of sales                                      24,557,702       21,307,560
                                                  -----------      -----------

Gross profit                                       11,019,669       12,676,678

Selling, general and administrative expenses       10,371,528        9,997,948
Restructuring expenses                                206,000                0
                                                  -----------      -----------

OPERATING EARNINGS                                    442,141        2,678,730

Other income and (expense):
        Investment income                              36,237          255,687
        Other - net                                    23,725          (14,546)
        Interest expense                              (29,852)         (16,193)
                                                  -----------      -----------

EARNINGS BEFORE INCOME TAXES                          472,251        2,903,678

Income taxes                                          257,000        1,179,000
                                                  -----------      -----------

NET EARNINGS                                      $   215,251      $ 1,724,678
                                                  ===========      ===========


NET EARNINGS PER COMMON SHARE                     $      0.03      $      0.24
                                                  ===========      ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING       7,128,270        7,166,207
                                                  ===========      ===========

See notes to condensed consolidated financial statements.

METATEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                 Additional
                                  Common          Paid-in         Retained         Treasury
                                   Stock          Capital         Earnings          Stock            Total
------------------------------    --------      -----------      -----------     ------------     ------------
BALANCE AT DECEMBER 31, 1996      $707,336      $33,935,853      $10,891,243     $  (268,641)     $45,265,791

Net earnings                                                         215,251                          215,251

Stock options exercised              2,471          121,033                                           123,504

Stock awards for employees             562           26,414                                            26,976

Treasury shares acquired                                                          (3,080,723)      (3,080,723)

                                  --------      -----------      -----------     -----------      -----------
BALANCE AT SEPTEMBER 30, 1997     $710,369      $34,083,300      $11,106,494     $(3,349,364)     $42,550,799
                                  ========      ===========      ===========     ===========      ===========

See notes to condensed consolidated financial statements.

METATEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the nine months ended September 30,                               1997            1996
-------------------------------------------------------------     ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net earnings                                                   $   215,251      $ 1,724,678
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                 5,869,454        5,143,929
      Deferred income taxes                                             4,000          877,000
      Net loss on sales of property, plant and equipment               49,191           27,154
      Changes in assets and liabilities:
         Accounts receivable                                          697,238        1,030,241
         Inventory                                                     20,465         (106,689)
         Prepaid expenses and other assets                            114,781           79,370
         Accounts payable and accrued expenses                        450,423       (1,195,598)
         Unearned income                                              (90,114)        (285,168)
                                                                  -----------      -----------
            Net cash provided by operating activities               7,330,689        7,294,917
                                                                  -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Decrease (increase) in long-term note receivable                  (341,294)           9,205
   Purchase of property, plant and equipment                       (8,012,214)      (8,755,772)
   Proceeds from the sales of property, plant and equipment            80,734            3,939
                                                                  -----------      -----------
      Net cash used in investing activities                        (8,272,774)      (8,742,628)
                                                                  -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase in long-term debt                                       1,928,576                0
   Payment of long-term debt and capital lease obligations            (85,974)         (61,004)
   Stock options exercised, including tax benefit                     123,504          103,305
   Treasury stock acquired                                         (3,080,724)               0
   Stock awards for employees                                          26,975           11,766
                                                                  -----------      -----------
      Net cash (used in) provided by financing activities          (1,087,643)          54,067
                                                                  -----------      -----------

Decrease in cash and cash equivalents                              (2,029,728)      (1,393,644)
Cash and cash equivalents at beginning of period                    2,214,755        5,898,928
                                                                  -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $   185,027      $ 4,505,284
                                                                  ===========      ===========

SUPPLEMENTAL  CASH  FLOW  DISCLOSURES:

   Interest paid                                                  $    24,736      $    16,193
                                                                  ===========      ===========

   Income taxes paid                                              $   121,100      $ 1,148,357
                                                                  ===========      ===========

  Assets purchased for the assumption of a liability              $   147,480      $         0
                                                                  ===========      ===========

See notes to condensed consolidated financial statements.

                               METATEC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of presentation - The consolidated balance sheet as of September 30, 1997, the consolidated statements of earnings for the three and nine months ended September 30, 1997 and September 30, 1996, the consolidated statement of shareholders' equity for the nine months ended September 30, 1997, and the consolidated statements of cash flows for the nine month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with generally accepted accounting principles, the financial position, results of operations and changes in cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1996 annual report on Form 10-K. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the results for the full year.

2. Property, Plant and Equipment Commitments - The Company has commitments under contracts for the purchase of property, plant, and equipment. Portions of such contracts not completed as of September 30, 1997 are not reflected in the consolidated financial statements. The unrecorded commitments amounted to approximately $2,468,000 at September 30, 1997. This amount represents manufacturing equipment on order.

3. Recently Issued Accounting Standard - In February 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard
(SFAS) No. 128, "Earnings Per Share," which is effective for periods ending after December 15, 1997. SFAS No. 128 establishes new standards for computing and presenting earnings per share. Under SFAS No. 128 basic and dilutive earnings per share, as defined therein, for the three and nine month periods ended September 30, 1997 and 1996 are as follows:

                  Three Months Ended September 30,     Nine months ended September 30,

                       1997            1996                 1997            1996
                      -----           -----                -----           -----
      Basic           $0.01           $0.02                $0.03           $0.24
                      =====           =====                =====           =====

      Diluted         $0.01           $0.02                $0.03           $0.24
                      =====           =====                =====           =====

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"). "Reporting Comprehensive Income," which will require adoption no later than the Company's fiscal quarter ended March 31, 1998. This new statement defines comprehensive income as "all changes in equity during a period, with the exception of stock issuances and dividends". The new pronouncement establishes standards for the reporting and display of comprehensive income and its components in the financial statements.

In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", which will require adoption no later than 1998. SFAS 131 requires companies to report financial and descriptive information about its reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Based on current operations, the Company does not believe the Statement will be applicable.

                                     8 of 11

                               METATEC CORPORATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the three months ended September 30, 1997 were $11,891,000, an increase of $1,086,000, or 10% over the same period of the prior year. This increase resulted primarily from the Manufacturing Services Group, which includes CD-ROM and Radio Syndication manufacturing, increasing $1,576,000 to $11,521,000 for the three months ended September 30, 1997, or 16% over the same period of the prior year. Net sales for the Access Services Group, previously reported as the New Media Solutions Group, decreased $490,000 to $370,000, or a 57% decrease from the three months ended September 30, 1996. This combined net sales increase was primarily as a result of a continued growing CD-ROM manufacturing market which resulted in an increase in volume. The Company continued its focus on the business and information services CD-ROM market.

Net sales for the nine months ended September 30, 1997 were $35,577,000, an increase of $1,593,000, or 5% over the same period of the prior year. This increase resulted primarily from the Manufacturing Services Group, which includes CD-ROM and Radio Syndication manufacturing, increasing $3,876,000 to $34,359,000 for the nine months ended September 30, 1997, or 13% over the same period of the prior year. Net sales for the Access Services Group, previously reported as the New Media Solutions Group, decreased $2,283,000 to $1,218,000, or a 65% decrease from the nine months ended September 30, 1996. This combined net sales increase was primarily as a result of a continued growing CD-ROM manufacturing market which resulted in an increase in volume.

Gross profit was 29% of net sales for the three months ended September 30, 1997 as compared to 32% of net sales for the same period of the prior year. This decrease is primarily attributed to price erosion and mix change which contributed to a lower gross profit percentage in 1997 as compared to 1996. Gross profit was 31% of net sales for the nine months ended September 30, 1997 as compared to 37% of net sales for the same period of the prior year.

Selling, general and administrative ("SG&A") expenses increased to $3,292,000, or 28% of net sales, for the three months ended September 30, 1997 as compared to $3,354,000, or 31% of net sales, for same period of the prior year. SG&A expenses increased to $10,372,000, or 29% of net sales, for the nine months ended September 30, 1997 as compared to $9,998,000, or 29% of net sales, for same period of the prior year.

The nine months ended September 30, 1997 included a restructuring charge of $206,000 related to continuing operations. This charge related to a reorganization and downsizing of the Access Services Group.

Investment income was $13,000 and $90,000 for the three month periods ended September 30, 1997 and 1996, respectively. Investment income was $36,000 and $256,000 for the nine month periods ended September 30, 1997 and 1996, respectively. This decrease is the result of lower cash and cash equivalent balances and lower investment earnings rates on those balances in 1997.

Interest expense for the three months ended September 30, 1997 was $18,000 as compared to $11,000 for the same period of the prior year. Interest expense for the nine months ended September 30, 1997 was $30,000 as compared to $16,000 for the same period of the prior year. The increase in interest expense was due to borrowing under a revolving line of credit.

                               METATEC CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

The income tax expense was $121,000 for the three months ended September 30, 1997, or an effective tax rate of 70%, as compared to a tax expense of $89,000 for the same period of the prior year, or an effective tax rate of 40%. The income tax expense was $257,000 for the nine months ended September 30, 1997, as compared to a tax expense of $1,179,000 for the same period of the prior year. The 1997 provision reflects the impact of non-deductible goodwill for tax purposes.

Net earnings for the three months ended September 30, 1997 were $52,000, or net earnings per common share of $.01, as compared to net earnings in the same period of the prior year of $131,000, or net earnings per common share of $.02. Net earnings for the nine months ended September 30, 1997 were $215,000, or net earnings per common share of $.03, as compared to net earnings in the same period of the prior year of $1,725,000, or net earnings per common share of $.24. The net earnings decrease was primarily a result of the change in product focus, and resulting decreased revenues, within the Access Services Group.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES
The Company financed its business during the nine months ended September 30, 1997 through cash generated from operations and available cash balances and through the use of debt. Cash flow from operating activities was $7,331,000 for the nine months ended September 30, 1997, as compared to $7,295,000 for the nine months ended September 30, 1996.

The Company, in the nine month period ended September 30, 1997, continued to increase its manufacturing capacity over the 1996 level. The capacity increase along with recurring capital needs resulted in cash paid for the purchase of $8,012,000 in property, plant and equipment during the nine months ended September 30, 1997. The Company has commitments under contracts for the purchase of manufacturing equipment on order. The unrecorded commitments amounted to approximately $2,468,000 at September 30, 1997.

During the three months ended September 30, 1997, the Company entered an agreement to provide working capital financing to a key supplier.

The Company has cash and cash equivalents of $185,000 as of September 30, 1997. Additionally the Company has available $15,000,000 under its revolving line of credit agreement, of which $1,750,000 was outstanding as of September 30, 1997. Management believes that current cash balances, plus the funds available from the revolving line of credit agreement, plus cash to be generated from future operations should provide sufficient capital to meet the current business needs of the Company for the foreseeable future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK. Disclosure not currently required.

                           PART II - OTHER INFORMATION
                           ---------------------------

Items 1-5.  Inapplicable.
            -------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
      (a) Exhibits
               The exhibits on to this report begin on page ______.
      (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1997.

                                   SIGNATURES
                                   ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Metatec Corporation

                                        /s/ Julia A. Pollner

                                        BY: Julia A. Pollner
Date: November 6, 1997                  Vice President, Finance
                                         and Treasurer
                                        (authorized signatory-
                                        principal financial and
                                        accounting officer)

                                    11 of 11

                                    Form 10-Q
                                  Exhibit Index

Exhibit Number             Exhibit Description                     Page Number
--------------             -------------------                     -----------
      27                   Financial Data Schedule                      --