Form 10-K405
period 1997-12-31
METATEC CORP
filed 1998-03-31
CIK 203200

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended: December 31, 1997

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the Common Shares held by nonaffiliates of the Registrant as of March 24, 1998, was $24,181,043.

         On March 24, 1998, the Registrant had 6,033,224 Common Shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's proxy statement for its annual meeting of shareholders to be held on April 23, 1998, which proxy statement was filed with the Securities and Exchange Commission on March 20, 1998, are incorporated by reference into Part III, Items 10, 11, 12, and 13 of this Report.

                               METATEC CORPORATION

                                    FORM 10-K

                                     PART I

ITEM 1.           BUSINESS
-------           --------

GENERAL

         Metatec Corporation is a Florida corporation which was incorporated on September 9, 1976. Metatec Corporation and its subsidiaries are hereinafter collectively referred to as the "Company." The Company is a leading information industry services company offering optical disc manufacturing and distribution. Metatec Manufacturing Services provides CD-ROM (compact disc-read only memory) and DVD (digital versatile disc) mastering, replication, and distribution services in addition to providing similar services to radio syndication customers for audio compact discs ("Audio CDs").

         CD ROM technology combines audio, video, text, and graphics in one medium with the capability to store, search, and retrieve vast quantities of information. One CD ROM can contain up to 650 megabytes of data. The Company believes that businesses and individuals are increasingly turning to CD-ROM technology as a cost-effective means of organizing, storing, and disseminating large quantities of information quickly to widely diversified groups of users.

         DVD technology represents a new type of optical disc which can hold up to 4.7 gigabytes of information, or seven times the amount of the current CD-ROM. It is projected that DVD will replace CD-ROM and expand the utilization of optical disc with greater graphic and video applications. This expansion will first require new DVD-ROM drives to be installed in order to have significant market penetration. DVD drives began to be introduced during 1997.

         During 1997, the Company exited its business segment known as the Access Services Group. This group provided a broad range of software development and media preparation services for customers creating custom CD-ROM products and frequently published periodicals on optical media and offered network services for information publishers desiring integrated worldwide web access to support their CD-ROM publications. The Company exited this business segment because the market for providing custom multimedia products was significantly reduced with the increasingly availability of low-cost software and publishing tools.

INDUSTRY OVERVIEW

         The principal methods for the distribution of business information currently include print, CD-ROM, and on-line services. CD-ROM technology was initially used primarily by institutions, such as libraries, for storing and searching vast quantities of data. Although print remains the dominant vehicle for business information distribution, publishers and other companies are increasingly using CD-ROM as a cost-effective and portable format for distributing and providing access to large amounts of information, including multimedia applications and interactive software, to widely dispersed groups of users. A major factor contributing to the successful establishment of CD-ROM is the degree of standardization achieved in the early stages of market development. Adherence to these standards has created a climate of acceptance among both publishers and device users. Domestic manufacturers of personal computers now offer CD-ROM drives as standard options on virtually all of their desktop models.

         As a method of distributing business information, on-line services lend themselves to information which requires frequent or continuous updating. CD-ROM is a more cost-effective distribution method for large amounts of information which require less frequent updating and provides audio, video, text, and graphics capabilities in one medium.

PRINCIPAL PRODUCTS AND SERVICES

         The Company serves as a one-stop source of CD-ROM and DVD solutions. The Company focuses on increasing revenues from its CD-ROM and DVD manufacturing services while maintaining its current market position within the mature radio syndication market. The Company's strategy targets customers which require turnkey CD-ROM publication services. Such customers generally have time-sensitive and recurring information distribution requirements and evolving technical and creative needs, demand high quality disc manufacturing, and may require fulfillment and distribution services directed to the ultimate user base. As an established independent manufacturer with the ability to produce efficiently the smaller production runs generally required by CD-ROM orders, the Company believes that it is strategically positioned to satisfy the needs of CD-ROM producers which require responsive turnaround on smaller orders and a high degree of personalized support and design services.

           The following table sets forth the revenues from each of the foregoing activities and their approximate percentage contribution to revenues during the periods indicated:

                                                   YEAR ENDED DECEMBER 31,

                                    1997                     1996                     1995

                              Sales       Percent      Sales       Percent      Sales       Percent
                              -----       -------      -----       -------      -----       -------
Manufacturing Services
Group:

   CD-ROM ............     $42,025,000      86%     $36,096,000      78%     $26,945,000      69%

   Radio .............       5,648,000      12        5,325,000      12        5,578,000      14

Access Services
  Group(1) ...........       1,261,000       2        4,729,000      10        6,738,000      17
                           -----------     ---      -----------     ---      -----------     ---

Total Revenues .......     $48,934,000     100%     $46,150,000     100%     $39,261,000     100%
                           ===========     ===      ===========     ===      ===========     ===

---------------------------

(1)      This business segment was exited in 1997.


         Manufacturing Services Group. The Company manufactures CD-ROMs and provides technical and creative services to design and assist in the marketing of new CD-ROM applications by its customers. The Company began offering DVD-ROM production in late 1997 with the addition of DVD mastering, reproduction, and related production equipment. The Company's services performed through the manufacturing process include conversion of data provided by customers to a digital format, encoding of the data on a master disc, replication from the master disc, data verification, quality control testing, and design and printing of the disc label. The Company provides full-service disc packaging and either ships the finished product back to its customers or distributes the product to the ultimate end user on behalf of its customers.

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

         The Company operates from an approximately 205,000 square foot facility in Dublin, Ohio, of which approximately 100,000 square feet are used for manufacturing and distribution activities. The Company operates its production facility seven days a week, 24 hours per day, permitting it to offer one-day turnaround of a master CD and high quality CD replicas for distribution for its CD-ROM, DVD, and radio syndication customers. The Company's manufacturing services include premastering and mastering of the discs, from which duplicate CD-ROMs, DVDs, and Audio CDs can be made, disc label design and printing, packaging, and fulfillment services. During the last five years, the Company increased its mastering capacity and converted its disc manufacturing process from batch processing to monoline, or in-line, manufacturing. The Company believes that its increased mastering capacity is a competitive advantage, allowing the Company to react more responsively to customer timing requirements. The monoline process, which moves each disc through the various operations separately, reduces production time, permits the production of automated inspection equipment to detect flaws at an early stage, and improves quality. Each replicating machine is self-contained, eliminating the need for establishing and maintaining a separate production area clean room.

         In 1995, the Manufacturing Services Group received ISO 9002 quality system certification. This certification means that the Company's manufacturing facilities meet worldwide standards for quality practices. During 1996, the Company continued a capacity expansion program which doubled the Company's disc production capacities over 1995 levels. Additional capacity expansion activities will continue as market demand requires. During 1997, the Company added DVD mastering and disc production capacity.

         The Company utilizes certain patents and technology in its manufacturing activities which it licenses from third parties and which the Company believes to be generally available to other manufacturers. Although only one vendor currently produces a key raw material used by the Company in its manufacturing process, the Company generally maintains a six month supply of this material and has obtained the rights to manufacture the material itself or through other third parties. The Company has multiple sources for all other raw materials and supplies used in its manufacturing operations.

         The Company does not believe that compliance with federal, state, and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had or will have a material effect upon the capital expenditures, earnings, or competitive position of the Company. The Company does not anticipate any material capital expenditures for environmental control facilities for 1998 or 1999.

         Marketing. The Company markets it products and services through its own sales force of approximately 30 employed associates based in San Francisco, Chicago, Washington, D.C., New York, Denver, Dallas, Boston, Atlanta, and Seattle, in addition to Dublin, Ohio, where its principal offices are located. These associates are responsible for maintaining relationships with existing customers and developing new business relationships. The associates are supported by a customer service staff that is responsible for ensuring that each other is processed in a timely manner and all required support materials are in place.

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

         In its Manufacturing Services Group the Company differentiates itself from its competitors by providing short-run manufacturing flexibility (including quick turnaround times), personalized customer service, and complete CD-ROM and DVD solutions. Many firms demand a manufacturer like the

Company which can provide additional services such as label design and printing, packaging, and distribution.

EMPLOYEES

         The Company employed approximately 390 persons as of March 13, 1998. Approximately 275 employees are directly involved in the manufacturing and distribution process, and the remainder are involved in sales, administration, and support. The Company believes that its relation with its employees is good.

ITEM 2.           PROPERTIES
-------           ----------

         The Company owns an approximately 205,000 square foot office and manufacturing facility situated on approximately 20 acres located at 7001 Metatec Boulevard, Dublin, Ohio. The facility houses manufacturing, distribution, a computer and data services center, and office space. The manufacturing and distribution space was occupied in January 1997, and the computer center and office space were occupied mid-1997. The Company's principal executive offices are located in this facility. The Company also leases office space in San Francisco, Chicago, Washington, D.C., New York, Denver, Dallas, Boston, Atlanta, and Seattle.

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

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

         The executive officers of the Company and their respective ages and present positions with the Company are as follows:

            Officers                  Age     Present Position(s) with the Company
            --------                  ---     ------------------------------------
            Jeffrey M. Wilkins         53     Chairman of the Board and Chief
                                              Executive Officer

            Gregory T. Tillar          45     President and Chief Operating Officer

            Julia A. Pollner           35     Vice President-Finance, Secretary and
                                              Treasurer

            Alexander P. Deak          37     Vice President and Chief Information
                                              Officer

            Christopher L. Winslow     36     Vice President, Manufacturing Services

         Mr. Wilkins has been Chairman of the Board and Chief Executive Officer of the Company since August 1989.

         Mr. Tillar has been President of the Company since February 1995, and Chief Operating Officer of the Company since April 1993, and was Vice President, responsible for various operating and sales functions, with the Company since May 1990.

         Ms. Pollner has been Vice President, Finance, Treasurer and Secretary since May 1997, and has held accounting and finance positions with the Company since 1987.

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

                                                     High      Low
                                                     ----      ---

         For the quarter ended 1996
                  March 31......................... $11.00    $8.50
                  June 30..........................  13.25     9.50
                  September 30.....................  10.75     7.00
                  December 31......................   7.88     5.50

         For the quarter ended 1997
                  March 31.........................  $7.00    $3.88
                  June 30..........................   6.00     2.63
                  September 30.....................   6.38     5.25
                  December 31......................   6.00     4.38

         As of March 3, 1998, there were 4,124 holders of record of the Common Shares, and the last sales price per share on that date, as reported by the Nasdaq National Market system, was $4.81.

         The Company has never paid cash dividends on the Common Shares. The payment of dividends is within the discretion of the Company's board of directors and depends upon the earnings, the capital requirements, and the operating and financial condition of the Company, among other factors. The Company currently expects to retain its earnings to finance the growth and development of its business and does not expect to pay cash dividends in the foreseeable future. See Note 4 of the Notes to Consolidated Financial Statements regarding restrictions on dividends, which Notes are contained in Item 8 of this Form 10-K.

ITEM 6.           SELECTED FINANCIAL DATA
-------           -----------------------

                                                          YEARS ENDED DECEMBER 31,

                                    1997            1996            1995            1994            1993
                                    ----            ----            ----            ----            ----
OPERATING RESULTS:

Sales ........................   $48,933,634     $46,150,105     $39,261,463     $28,942,748     $21,318,416

Earnings before income taxes..   $ 1,040,534     $ 3,398,728     $ 4,140,980     $ 2,424,653     $ 1,061,984

Net earnings .................   $   491,534     $ 2,040,728     $ 2,808,980     $ 1,692,653     $ 1,061,984

Earnings per common share:
    Basic ....................   $       .07     $       .29     $      0.44     $      0.34     $       .26
    Diluted ..................   $       .07     $       .29     $      0.44     $      0.33     $       .25

Weighted average number of
common shares outstanding:
    Basic ....................     6,791,836       7,064,194       6,333,706       4,983,879       4,083,153
    Diluted ..................     7,189,266       7,159,775       6,441,105       5,066,447       4,211,507

FINANCIAL CONDITION:

Total assets .................   $52,871,893     $52,517,477     $50,076,076     $32,556,004     $19,347,362

Long-term liabilities ........   $ 5,893,410     $ 1,335,105     $   845,875     $ 7,959,634     $   151,316

Shareholders' equity .........   $41,194,053     $45,265,791     $43,301,079     $18,276,129     $16,206,703

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------           -----------------------------------------------------------
                  AND RESULTS OF OPERATIONS
                  -------------------------


MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------

RESULTS OF OPERATIONS - 1997 COMPARED TO 1996

Net sales in 1997 were at a record level of $48,934,000, an increase of $2,784,000, or 6% over 1996. This increase resulted primarily from the Manufacturing Services Group, which includes CD-ROM and Radio Syndication manufacturing, increasing $6,252,000 to $47,673,000 for 1997, or 15%. The Access Services Group (formerly known as the New Media Solutions Group), decreased $3,468,000 to $1,261,000 for 1997, or 73%.

This combined net sales increase of $2,784,000 was primarily as a result of solid CD-ROM replication growth in our Manufacturing Services Group. During 1997 the decision was made to exit the business segment known as the Access Services Group.

Gross profit was 31% of net sales for 1997 as compared to 36% of net sales for 1996. This decrease is primarily attributed to an under utilization of manufacturing capacity during 1997. In addition, sales price erosion continued during 1997.

Selling, general and administrative expenses ("SG&A") increased to $13,974,000, or 29% of net sales, for 1997 as compared to $13,459,000, or 29% of net sales, for 1996.

A restructuring charge of $206,000 occurred during 1997. This charge related to a reorganization and downsizing of the Access Services Group.

Investment income was $49,000 for 1997 as compared to $303,000 for 1996. The decrease in investment income was a result of lower cash and cash equivalent balances. Interest expense for 1997 was $74,000 as compared to $19,000 for 1996. During 1997 the Company borrowed against its revolving line of credit as more fully discussed in the Financial Condition section.

Income tax expense was $549,000 in 1997, or an effective tax rate of 53%, as compared to $1,358,000 in 1996, or an effective tax rate of 40%. The 1997 effective tax rate increased due to the non deductibility for income tax purposes of the additional goodwill which began being charged to earnings in 1996. This goodwill charge was $410,000 and is related to shares earned by an officer/shareholder which vested in late 1995.

Net earnings for 1997 were $492,000, or basic and diluted earnings per common share of $.07, as compared to 1996 net earnings of $2,041,000, or basic and diluted earnings per common share of $.29. This decrease was primarily a result of lower gross profit, costs associated with exiting the Access Services business, and a higher effective tax rate as noted above.

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

Gross profit was 36% of net sales for 1996 as compared to 42% of net sales for 1995. This decrease is primarily attributed to an under utilization of manufacturing capacity during 1996. The Company increased capacity in 1996 in anticipation of increased volume which did not occur as rapidly as anticipated. In addition, sales price erosion occurred in 1996 at a rate that was greater than that experienced in prior years.

SG&A increased to $13,459,000, or 29% of net sales, for 1996 as compared to $12,121,000, or 31% of net sales, for 1995. This decrease in SG&A expenses as a percent of net sales was anticipated based upon the goal of management to take advantage of the existing SG&A support structure put in place in late 1995.

Investment income remained the same for 1996 and 1995 at $303,000. Interest expense for 1996 was $19,000 as compared to $323,000 for 1995. During 1995 the Company paid off all of its long-term bank debt utilizing a part of the proceeds from the 1995 sale of common shares.

Income tax expense was $1,358,000 in 1996, or an effective tax rate of 40%, as compared to $1,332,000 in 1995, or an effective tax rate of 32%. The 1996 effective tax rate increased due to the non deductibility for income tax purposes of the additional goodwill which began being charged to earnings in 1996. This goodwill charge was $410,000 and is related to shares earned by an officer/shareholder which vested in late 1995. The 1995 effective tax rate reflects a benefit from state investment tax credits.

Net earnings for 1996 were $2,041,000, or basic and diluted earnings per common share of $.29, as compared to 1995 net earnings of $2,809,000, or basic and diluted earnings per common share of $.44. This decrease was primarily a result of lower gross profit, an increase in goodwill expense and a higher effective tax rate as noted above.

IMPACT OF INFLATION

The Company's operations are not significantly affected by inflationary pressures. Although inflation does affect salaries, employee benefits and other operating expenses, after considering general inflationary trends, total sales of the Company produced growth in real terms in 1997 and 1996. Net sales increased primarily due to increased sales of CD-ROM and related products, rather than increases in inflation.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company financed its business in 1997 through cash generated from operations, the use of debt, and the use of available cash balances. Historically, the Company also financed business needs through the issuance of common stock. Cash flow from operating activities was $8,200,000, $8,992,000, and $5,119,000 for 1997, 1996 and 1995, respectively.

During 1997, the Company installed production mastering equipment that will produce Digital Versatile Disc ("DVD") masters. An 80,000 square foot building was completed during 1997. The addition houses the DVD production area, additional distribution space, a new computer and data services room and additional office space for anticipated future growth. These additions, along with recurring capital needs, resulted in the purchase of $8,933,000 in property, plant and equipment during 1997 as compared to $13,011,000 in 1996 and $12,235,000 in 1995. The Company will continue to expand its operations in 1998 through the addition of DVD production and related equipment.

In 1996, the Company put in place a new financing facility which provides for a $15,000,000 revolving loan that will convert in 1998 to a term loan, which will be due in 2003. At December 31, 1997 $4,500,000 was outstanding on the revolving loan.

The Company has cash and cash equivalents of $1,381,000 as of December 31, 1997 and additionally, as previously noted, has available $10,500,000 under its revolving loan agreement. Management believes that these funding sources, plus cash to be generated from future operations and funds which may be obtained from future financing activities will provide sufficient capital to meet the current business needs of the Company which include expanding DVD production capabilities.

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


Jeffrey M. Wilkins
Chairman of the Board and
Chief Executive Officer


Julia A. Pollner
Vice President, Finance

FORWARD LOOKING STATEMENTS; CERTAIN FACTORS AFFECTING FUTURE RESULTS

         Any forward looking statements contained in this Form 10-K or any other reports or documents prepared by the Company or made by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's actual financial performance.

         Product Concentration. Revenues from the sale of CD-ROM products and services constituted substantially all of the Company's revenues for 1997, and such products and services are expected to continue to account for substantially all of the Company's revenues for the foreseeable future. A decline in the demand for CD-ROM products and services, whether as a result of competition, technological change or otherwise, would have a material adverse effect on the Company's operating results. Included in the Company's CD-ROM products and services are Audio CDs for the radio syndication programming services market. The Company does not anticipate revenue growth in its radio syndication services because of the maturity of the market, the Company's existing market share, and increased price competition.

         Competition. The Company faces competition in the information distribution industry from a number of sources, such as traditional print publishers, on-line distributors of information, CD-ROM manufacturers, and others. The Company's competitors vary by market segment and include many companies which are larger, more established, and have substantially more resources than the Company. The Company does not benefit from patents or proprietary technology, and competition may increase in the future.

         Pricing. The CD-ROM and Audio CD industries have been characterized by new manufacturers continually entering the market and by declining prices for CDs. CD-ROM prices declined industry-wide in recent years and are expected to decline in the future. To date, continuing market growth has offset increased manufacturing capacity in the CD-ROM industry. However, the addition of manufacturing capacity to the industry has continued, and there can be no assurance that market growth will continue at the same rate or that prices paid to CD-ROM manufacturers will not continue to decline. In addition, the Company's pricing of its new products and services may not in all cases be competitive with the other providers in the marketplace, and some new products and services may not be profitable.

         Technological Change. The market for information distribution services incorporating optical disc technology is based upon a sophisticated technology and is subject to rapid technological change. Current or new competitors may introduce new products, features or services that could adversely affect the Company's competitive position. Additionally, there can be no assurance that over time optical disc technology will not be replaced by another form of information storage and retrieval technology, such as on-line information services. To date, the Company has developed product and service enhancements to address customer requirements and to respond to competitive conditions. However, the Company must continue to improve its products and related services and develop and successfully market new products and services in order to remain competitive. There can be no assurance that it will be able to do so.

         Dependence on Key Personnel. The Company is highly dependent upon the efforts of certain key personnel, particularly Jeffrey M. Wilkins, its Chairman of the Board and Chief Executive Officer. The loss of Mr. Wilkins' services to the Company could have an adverse effect on the Company.

         Single-Site Manufacturing Facility. All of the Company's manufacturing services are performed at its manufacturing facility in Dublin, Ohio, which operates seven days a week, 24 hours per day. In the event this facility is damaged by fire or other casualty, which damage could not be repaired within a short period of time, the Company's manufacturing services would be substantially interrupted and such casualty would be detrimental to the Company's operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------  ----------------------------------------------------------

         Not applicable at this time.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------           -------------------------------------------

METATEC CORPORATION
---------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS                                                                        At December 31,
                                                                                            ----------------------------
                                                                                               1997             1996
---------------------------------------------------------------------------------------     -----------      -----------
ASSETS

Current assets:
   Cash and cash equivalents                                                                $ 1,381,057      $ 2,214,755
   Accounts receivable, net of allowance for doubtful accounts of $301,000 and $321,000       7,215,178        6,710,596
   Inventory                                                                                  1,155,519          948,738
   Prepaid expenses                                                                             362,801          435,451
   Prepaid income taxes                                                                            --             25,279
   Current portion of long-term note receivable                                                 364,087           13,202
   Deferred income taxes                                                                        327,000          484,000
                                                                                            -----------      -----------
      Total current assets                                                                   10,805,642       10,832,021

Long-term note receivable, less current portion                                                 186,562          200,648

Property, plant and equipment - net                                                          38,629,006       37,776,085

Goodwill - net                                                                                3,250,683        3,708,723
                                                                                            -----------      -----------

TOTAL ASSETS                                                                                $52,871,893      $52,517,477
                                                                                            ===========      ===========

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                         $ 2,058,587      $ 2,942,565
   Accrued royalties                                                                          1,109,257        1,080,400
   Accrued personal property taxes                                                              809,399          659,879
   Other accrued expenses                                                                       814,569          567,675
   Accrued payroll                                                                              567,315          398,160
   Accrued income taxes                                                                         249,747
   Unearned income                                                                               73,778          205,143
   Current maturities of long-term debt and capital lease obligations                           101,778           62,759
                                                                                            -----------      -----------
      Total current liabilities                                                               5,784,430        5,916,581

Long-term debt and capital lease obligations, less current maturities                         4,578,410           55,105
Deferred income taxes                                                                         1,315,000        1,280,000
                                                                                            -----------      -----------
  Total liabilities                                                                          11,677,840        7,251,686
                                                                                            -----------      -----------

Shareholders' equity:
  Common stock, $.10 par value; authorized 10,083,500 shares;
    issued 1997 - 7,108,479 shares; 1996 - 7,073,353 shares                                     710,848          707,336
  Additional paid-in capital                                                                 34,102,325       33,935,853
  Retained earnings                                                                          11,382,777       10,891,243
  Treasury stock, at cost; 1997 - 912,755 shares; 1996 - 38,655 shares                       (5,001,897)        (268,641)
                                                                                            -----------      -----------
    Total shareholders' equity                                                               41,194,053       45,265,791
                                                                                            -----------      -----------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                                    $52,871,893      $52,517,477
                                                                                            ===========      ===========

See notes to consolidated financial statements.

METATEC CORPORATION
-------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS                                         Years ended December 31,
                                                                  -----------------------------------------------
                                                                     1997              1996              1995
-------------------------------------------------------------     -----------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net earnings                                                   $   491,534      $  2,040,728      $  2,808,980
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                 7,914,342         6,963,466         4,533,907
      Deferred income taxes                                           192,000           742,000           261,000
      Stock awards for employees                                       31,480            20,775
      Gain on sale of marketable securities                                                               (25,900)
      Net loss on sales of property, plant and equipment               54,962            59,738           144,711
      Changes in assets and liabilities:
         Accounts receivable                                         (504,582)         (429,136)       (2,189,422)
         Inventory                                                   (206,781)          (63,631)         (282,334)
         Prepaid expenses and other assets                             97,929           145,541          (146,013)
         Accounts payable and accrued expenses                        257,285          (321,814)          532,644
         Unearned income                                             (131,365)         (165,278)         (518,519)
                                                                  -----------      ------------      ------------
            Net cash provided by operating activities               8,196,804         8,992,389         5,119,054
                                                                  -----------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Decrease (increase) in long-term note receivable                  (336,799)           12,375            11,597
   Purchase of property, plant and equipment                       (8,566,133)      (12,523,821)      (11,740,876)
   Proceeds from the sale of property, plant and equipment             83,434             7,545           348,300
   Decrease in goodwill
   Proceeds from the sale of marketable securities                                                        103,600
                                                                  -----------      ------------      ------------
      Net cash used in investing activities                        (8,819,498)      (12,503,901)      (11,277,379)
                                                                  -----------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of stock, net of offering expenses                                           17,914,782
   Increase in long-term debt and capital lease obligations         4,500,000
   Payment of long-term debt and capital lease obligations           (116,252)          (75,870)       (8,426,235)
   Stock options exercised, including tax benefit                     138,504           135,309           401,188
   Treasury stock acquired                                         (4,733,256)         (232,100)
                                                                  -----------      ------------      ------------
      Net cash provided (used) by financing activities               (211,004)         (172,661)        9,889,735
                                                                  -----------      ------------      ------------

Increase (decrease) in cash and cash equivalents                     (833,698)       (3,684,173)        3,731,410
Cash and cash equivalents at beginning of year                      2,214,755         5,898,928         2,167,518
                                                                  -----------      ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $ 1,381,057      $  2,214,755      $  5,898,928
                                                                  ===========      ============      ============

SUPPLEMENTAL  CASH  FLOW  DISCLOSURES:

   Interest paid                                                  $    65,197      $     18,676      $    322,959
                                                                  ===========      ============      ============

   Income taxes paid                                              $    64,785      $  1,042,081      $    730,271
                                                                  ===========      ============      ============

   Increase in goodwill related to 600,000 restricted
     common shares earned                                                                            $  3,900,000
                                                                                                     ============

   Assets purchased for the assumption of a liability             $   367,137      $    487,651      $    494,232
                                                                  ===========      ============      ============

See notes to consolidated financial statements.

METATEC CORPORATION
-------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY              Additional
                                                   Common      Paid-in      Retained      Treasury      Unamortized
                                                   Stock       Capital      Earnings        Stock     Restricted Stock     Total
------------------------------------------------  --------   -----------   -----------   -----------  ----------------  -----------
BALANCE AT DECEMBER 31, 1994                      $527,222   $15,643,913   $ 6,041,535   $   (36,541)   $(3,900,000)    $18,276,129

Net earnings                                                                 2,808,980                                    2,808,980

Share issued pursuant to a public offering, net
of costs of $283,968                               172,500    17,742,282                                                 17,914,782

Restricted shares earned                                                                                  3,900,000       3,900,000

Stock options exercised                              5,752       225,436                                                    231,188

Tax benefit relating to stock options                            170,000                                                    170,000

                                                  --------   -----------   -----------   -----------    -----------     -----------
BALANCE AT DECEMBER 31, 1995                       705,474    33,781,631     8,850,515       (36,541)             0      43,301,079

Net earnings                                                                 2,040,728                                    2,040,728

Treasury shares acquired                                                                    (232,100)                      (232,100)

Stock awards for employees                             266        20,509                                                     20,775

Stock options exercised                              1,596       111,713                                                    113,309

Tax benefit relating to stock options                             22,000                                                     22,000

                                                  --------   -----------   -----------   -----------    -----------     -----------
BALANCE AT DECEMBER 31, 1996                       707,336    33,935,853    10,891,243      (268,641)             0      45,265,791

Net earnings                                                                   491,534                                      491,534

Treasury shares acquired                                                                  (4,733,256)                    (4,733,256)

Stock awards for employees                             641        30,839                                                     31,480

Stock options exercised                              2,871       127,633                                                    130,504

Tax benefit relating to stock options                              8,000                                                      8,000

                                                  --------   -----------   -----------   -----------    -----------     -----------
BALANCE AT DECEMBER 31, 1997                      $710,848   $34,102,325   $11,382,777   $(5,001,897)   $         0     $41,194,053
                                                  ========   ===========   ===========   ===========    ===========     ===========

See notes to consolidated financial statements.

METATEC CORPORATION
---------------------------------------------------
CONSOLIDATED STATEMENTS OF EARNINGS                                Years Ended December 31,
                                                        ---------------------------------------------
                                                           1997             1996             1995
---------------------------------------------------     -----------      -----------      -----------
NET SALES                                               $48,933,634      $46,150,105      $39,261,463

Cost of sales                                            33,815,791       29,543,583       22,904,728
                                                        -----------      -----------      -----------

Gross profit                                             15,117,843       16,606,522       16,356,735

Selling, general and administrative expenses             13,974,357       13,459,012       12,120,839
Restructuring expenses                                      206,000                0                0
                                                        -----------      -----------      -----------

OPERATING EARNINGS                                          937,486        3,147,510        4,235,896

Other income and (expense):
        Investment income                                    49,459          302,705          302,642
        Other - net                                         127,329          (32,811)         (74,599)
        Interest expense                                    (73,740)         (18,676)        (322,959)
                                                        -----------      -----------      -----------

EARNINGS BEFORE INCOME TAXES                              1,040,534        3,398,728        4,140,980

Income taxes                                                549,000        1,358,000        1,332,000
                                                        -----------      -----------      -----------

NET EARNINGS                                            $   491,534      $ 2,040,728      $ 2,808,980
                                                        ===========      ===========      ===========

NET EARNINGS PER COMMON SHARE:
  Basic                                                 $      0.07      $      0.29      $      0.44
                                                        ===========      ===========      ===========
  Diluted                                               $      0.07      $      0.29      $      0.44
                                                        ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic                                                   6,791,836        7,064,194        6,333,706
                                                        ===========      ===========      ===========
  Diluted                                                 7,189,266        7,159,775        6,441,105
                                                        ===========      ===========      ===========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The consolidated financial statements include the accounts of Metatec Corporation and its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Management believes those estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from these estimates.

Nature of Operations - The operations of the Company are in the information industry primarily providing optical disc manufacturing and distribution in addition to software development and related network services, for specific customers primarily in North America, with a majority of the customers under contract. The Company maintains one manufacturing, sales, distribution and development facility with sales offices located in ten different locations around the United States. The revenues from product sales are recognized at the time the products are shipped. Subscription revenues are recognized ratably over the subscription period. For software development services, the Company recognizes profit using the percentage of completion method, measured by the percentage of the cost of services completed to date compared to total planned cost of services. Earned revenue is determined on the basis of the profit recognized plus the contract costs incurred during the period.

Major Customer - The Company had one customer that accounted for approximately 11.5% of net sales in 1996; no other customer accounted for greater than 10% of net sales for any of the three years in the period ended December 31, 1997.

Cash and Cash Equivalents - Cash and cash equivalents consist of highly liquid instruments such as certificates of deposit, time deposits, treasury notes and other money market instruments which generally have maturities of less than three months. The carrying amounts reported in the balance sheet approximate fair value. The Company holds cash primarily in one financial institution.

Inventory - Inventory consists primarily of raw materials and spare parts and are valued at the lower of cost or market with cost determined by the first-in, first-out method.

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

Goodwill - Goodwill represents the excess of cost over net assets acquired and is being amortized using the straight-line method over 15 years. At December 31, 1995 goodwill and shareholders'equity were increased $3,900,000 to reflect the vesting of the restricted shares earned by an officer/shareholder. The additional $3,900,000 in goodwill, beginning in 1996, is being amortized using the straight-line method through 2005. Accumulated amortization was $1,106,226 and $648,186 on December 31, 1997 and 1996, respectively.

At each balance sheet date, a determination is made by management to ascertain whether goodwill has been impaired based on several criteria, including, but not limited to, revenue trends, undiscounted operating cash flows and other operating factors. For the years presented there has been no impairment of goodwill.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which uses the liability method to calculate deferred income taxes. This standard requires, among other things recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between the financial statement basis and income tax basis of assets and liabilities and net operating loss carry forwards to the extent realization is more likely than not.

Advertising - The Company expenses advertising costs as incurred. Advertising expense was $26,963, $197,440 and $370,157 for 1997, 1996 and 1995,
respectively.

Net Earnings Per Common Share - Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share", which requires retroactive adoption for all periods presented. Under SFAS 128, basic net earnings per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net earnings per common share is computed similarly but including the effect of stock options.

2. RESTRUCTURING CHARGES

During 1997 the Company made a decision to exit its business of providing publishing tools and software development services. As a result of this action the company incurred restructuring charges of $206,000 primarily for severance and termination benefits.

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at December 31:

                                      1997                 1996

Land                              $  1,779,573         $  1,779,573
Buildings and improvements          18,085,187           11,256,453
Machinery and equipment             29,802,219           26,325,653
Furniture and fixtures               2,930,663            2,486,517
Computer equipment
  and related software               5,784,275            6,129,627
Transportation equipment                28,665               35,898
Equipment installation
  and building in progress             880,291            5,346,382

                                  ------------         ------------
        Total                       59,290,873           53,360,103
Less accumulated
  depreciation                     (20,661,867)         (15,584,018)
                                  ------------         ------------
Net property, plant
  and equipment                   $ 38,629,006         $ 37,776,085
                                  ============         ============


4. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consists of the following at December 31:

                                      1997               1996

Revolving line of credit          $ 4,500,000
Capital lease obligations             180,188         $ 117,864
Less current maturities              (101,778)          (62,759)
                                  -----------         ---------
Long-term debt and capital
  lease obligations               $ 4,578,410         $  55,105
                                  ===========         =========

The Company has an agreement with a bank that provides for advances of $15,000,000 on an unsecured revolving loan. The revolving loan bears interest at 1.5% in excess of the London Interbank Offered Rate ("LIBOR") (at December 31, 1997 the 90 day LIBOR was at 5.8125 %) and is due December 31, 1998. $4,500,000 was outstanding on the revolving loan at December 31, 1997. On December 31, 1998 the Company has the option of paying off the revolving loan outstanding balance, if any, or rolling the balance into a term loan due December 31, 2003 with interest at 1.5 % in excess of LIBOR and monthly principal payments of $250,000, plus accrued interest. The loan agreement contains restrictive covenants which, among others, require the Company to maintain a certain level of tangible net worth, maintain certain financial ratios and limit capital expenditures. At December 31, 1997 approximately $1,900,000 of retained earnings was available for distribution.

The estimated fair value of the Company's long-term obligations approximated their carrying amount at December 31, 1997, based on current market prices for the same or similar issues.

5. LEASES

The Company leases office equipment under non-cancelable capital lease agreements expiring at various dates through 2001. Maintenance, insurance, and tax expenses are the responsibility of the Company under the agreements.

Operating lease expense was $370,597, $342,635 and $293,897 for 1997, 1996 and
1995, respectively.

The future annual minimum lease payments under all capital leases, together with the present value of the minimum lease payments, and the future minimum rental payments required under all operating leases that have initial or remaining lease terms in excess of one year are as follows:

Year ending December 31:      CAPITAL LEASES            OPERATING LEASES

1998                              106,748                    301,096
1999                               74,465                     66,851
2000                                5,115                     67,743
2001                                                          45,592
                                 --------                   --------
Total minimum lease payments      186,328                   $481,282
                                                            ========
Less amount representing
  interest                         (6,140)
                                 --------
Present value of net
  minimum payments               $180,188
                                 ========

The Company is also the lessor of certain of its main office facilities to an unrelated third party, under an operating lease which expires December 31, 1998. Minimum future rentals under this lease to be received are approximately $438,000.

6. COMMITMENTS AND CONTINGENCIES

Self-Insurance - The Company is self insured with respect to medical and dental claims. The Company has obtained stop-loss insurance for claims in excess of $50,000 per individual per year and $1,000,000 lifetime maximum per individual. The Company has recorded an estimated liability for self-insured claims incurred but not reported at December 31, 1997 and 1996 of $202,000 and $214,000, respectively. The Company is also self insured with respect to short term disability claims.

Property, plant and equipment - The Company has commitments under contracts for the purchase of property, plant and equipment. Portions of such contracts at December 31, 1997 are not reflected in the consolidated financial statements. These unrecorded commitments amounted to approximately $2,428,000.

7. INCOME TAXES

The components of income tax expense (benefit) were as follows:

                                      1997            1996            1995
Federal:
  Current                           $279,000       $  511,000      $  793,000
  Deferred                           101,000          554,000         549,000
                                    --------       ----------      ----------
        Total Federal                380,000        1,065,000       1,342,000
                                    --------       ----------      ----------
State and Local:
    Current                           78,000          105,000         278,000
    Deferred                          91,000          188,000        (288,000)
                                    --------       ----------      ----------
        Total State and Local        169,000          293,000         (10,000)
                                    --------       ----------      ----------
Total                               $549,000       $1,358,000      $1,332,000
                                    ========       ==========      ==========

In 1995 the state and local income tax expense was reduced by a state investment tax credit which resulted in a net benefit for the year of $500,000 of which $288,000 will reduce future years state tax payable.

Significant differences between income taxes recorded for financial reporting purposes and income taxes calculated using the Federal statutory rate of 34% are as follows:

                                             1997           1996            1995
Tax expense at statutory rate              $354,000      $1,155,000      $1,408,000
State and local tax expense (benefit),
  net of federal benefit                    111,000         194,000          (7,000)
Non deductible goodwill                     156,000         156,000          18,000
Other                                       (72,000)       (147,000)        (87,000)
                                           --------      ----------      ----------
Total                                      $549,000      $1,358,000      $1,332,000
                                           ========      ==========      ==========

Deferred income taxes recorded in the consolidated balance sheets at December 31, 1997 and 1996 consist of the following:

                                             1997            1996

Deferred tax assets:
State tax credit (expires 1998)          $  222,000      $  288,000
AMT carryforwards (no expiration date)       36,000         193,000
Allowance for doubtful accounts             134,000         132,000
Net operating loss carryforwards            112,000         118,000
Inventory                                    90,000
Other                                       131,000          88,000
                                         ----------      ----------
        Total deferred tax assets           725,000         819,000
                                         ----------      ----------

Deferred tax liabilities:
Depreciation                              1,684,000       1,546,000
Other                                        29,000          69,000
                                         ----------      ----------
        Total deferred tax liabilities    1,713,000       1,615,000
                                         ----------      ----------
Net deferred tax (liability)             $ (988,000)     $ (796,000)
                                         ==========      ==========

The Company has available net operating loss carry forwards for tax purposes of approximately $252,000 which expire in 2005 which may only be used to offset future taxable income of Metatec/Discovery Systems, Inc. (a wholly-owned subsidiary of the Company).

Based on management's projection of income the Company will more likely than not realize such benefits of such state tax credits.

8. EMPLOYMENT AGREEMENT AND BENEFIT PLAN

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

Substantially all associates are enrolled in a Company-sponsored defined contribution plan established under Section 401(k) of the Internal Revenue Code. The plan was established in 1993 and the Company contribution was approximately $170,300, $170,700 and $68,900 for 1997, 1996 and 1995, respectively. The
Company contribution is 40% of the associate's contribution up to maximum of 2% of the associate's annual compensation. The funds are invested in mutual funds.

The company initiated a discretionary common stock award program for employees during 1996. The value of the 1997 and 1996 stock awards was $31,480 and $20,775, respectively.

9. STOCK OPTION PLANS

In 1992, the Company established a Directors' Stock Option Plan under which a maximum of 210,000 Common Shares may be issued. This Plan, as amended, automatically grants 2,500 options to each non-employee director on the day after the Company's annual meeting of shareholders. These options are fully vested on the grant date. In addition, for each non-employee director, when they first become a director, the Plan automatically grants 10,000 one time options. This one time option vests in equal installments over a four year period. As of December 31, 1997, there have been 152,425 options granted of which 7,500 were forfeited, 22,345 were exercised and 97,580 are exercisable.

The option price of shares subject to an option for the Directors' Stock Option Plans is the fair market value of the shares at the time the option is granted. No options issued are exercisable after five years from the date of grant.

The Company established the 1990 Stock Option Plan under which a maximum of 1,010,000 Common Shares may be issued. This Plan, as amended, is available to officers and key employees of the Company or its subsidiary corporations and, in the case of non-qualified options, directors of subsidiaries of the Company (other than directors of such subsidiaries who are also directors of the Company). As of December 31, 1997, there have been 1,587,850 options granted of which 584,700 were forfeited, 222,575 were exercised and 88,875 are exercisable.

In February 1997, the Compensation Committee, which administers the plan, approved a stock option exchange program for employees holding options previously granted under the 1990 Stock Option Plan. Under this program, employees were given the opportunity to exchange their options having exercise prices above the then-current fair market value for the Company's common shares (which was $4.38 at that time) for new options having an exercise price equal to such current fair market value. However, all new options would be subject to a four-year vesting schedule in which an equal number of options would vest each year. The stock option exchange was contingent upon the grantee of the new option terminating, effective as of the grant date, existing options for the same number of common shares. Under this stock option exchange program, a total of 350,000 new options were granted at an exercise price of $4.38 (subject to the above-described vesting schedule), and the same number of existing options were terminated.

The Company's Compensation Committee has the authority to grant incentive options and non-qualified options. Only officers and other key employees of the Company or its subsidiary corporations are eligible for grants of incentive options.

At December 31, 1997, no incentive options had been granted. Both incentive and non-qualified options vest over a period of from one to four years from the date of grant, and are not exercisable after 10 years from the date of grant. The option price of an incentive option is equal to the fair market value of the shares at the time the incentive option is granted.

The following summarizes all stock option transactions from January 1, 1995 through December 31, 1997:

                                                         Per Share          Weighted Average
                                           Shares       Option Price         Exercise Price
Outstanding at December 31, 1994           425,592     $1.50 to $11.50           $7.56
Granted                                     51,825     $9.37 to $11.25          $10.43
Exercised                                  (57,515)    $1.50 to $11.50           $4.02
Terminated                                 (14,425)             $11.50          $11.50
                                          --------
Outstanding at December 31, 1995           405,477     $1.50 to $11.50           $8.29
Granted                                    268,100     $6.63 to $12.88           $9.96
Exercised                                  (15,961)    $1.50 to $11.50           $7.10
Terminated                                 (11,750)    $9.37 to $11.50          $10.58
                                          --------
Outstanding at December 31, 1996           645,866     $1.50 to $12.88           $8.97
Granted                                    806,000      $4.13 to $6.00           $5.19
Exercised                                  (28,711)     $1.75 to $5.50           $4.55
Terminated                                (520,000)    $4.38 to $11.50           $9.03
                                          --------
Outstanding at December 31, 1997           903,155     $1.50 to $12.88           $5.70
                                          ========
                                            1997            1996                 1995
Weighted Average Exercise Price           $   5.70        $   8.97             $   8.29
                                          ========        ========             ========
Common Shares Exercisable                  186,455         546,216              338,652
                                          ========        ========             ========

The weighted average fair value of options granted during 1997, 1996 and 1995 were $4.03, $5.42 and $5.83, respectively.

At December 31, 1997, 186,455 common shares under option were exercisable and 65,075 and 6,850 common shares (total of 71,925) were reserved for future grant under the 1992 Directors' Stock Option Plan and the 1990 Stock Option Plan, respectively.

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement No. 123, the Company's net earnings and net earnings per common share, net of related income tax benefits, would have resulted in the amounts as reported below. In determining the estimated fair value of each option granted on the date of grant, the Company uses the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 1997, 1996 and 1995, respectively: dividend yield of 0%; expected volatility of 56%, 49% and 50%; risk-free interest rates of 6.4%, 6.4% and 5.3%; and expected life of 6 years.

                                1997              1996               1995

Net earnings -
  As reported                $ 491,534         $2,040,728         $2,808,980
  Pro forma                  $(661,075)        $1,186,304         $2,607,636

Earnings per share -
  As reported
       Basic                 $    0.07         $     0.29         $     0.44
       Diluted               $    0.07         $     0.29         $     0.44

  Pro forma
       Basic                 $   (0.10)        $     0.17         $     0.41
       Diluted               $   (0.09)        $     0.17         $     0.40


The pro forma amounts are not representative of the effects on reported net earnings or earnings per common share for future years.

The following table summarizes information about options outstanding at December 31, 1997:

                                   Options Outstanding                          Options Exercisable

                                Weighted-Average
Range of                           Remaining        Weighted-Average                   Weighted-Average
Exercise Prices       Number    Contractual Life     Exercise Price          Number     Exercise Price
$1.50 - $1.75          67,500         2.2                $ 1.57               67,500         $ 1.57
$3.50 - $4.38         321,700         8.9                $ 4.34               17,500         $ 4.04
$5.88 - $6.00         412,500         9.2                $ 6.00               15,000         $ 6.00
$7.75 - $11.00         25,355         2.2                $10.65               22,855         $10.61
$11.25 - $12.88        76,100         1.7                $11.52               63,600         $11.57
                      -------                                                -------
                      903,155                            $ 5.70              186,455
                      =======                                                =======

10. RELATED PARTY TRANSACTIONS

In 1996, the Company purchased, for cash, real estate from a partnership in which an officer/shareholder of the Company is a partner. The tract of land acquired included approximately five acres and the purchase price totaled approximately $485,000. The land which is adjacent to the existing manufacturing facility, will be used for future expansion.

11. SUBSEQUENT EVENTS

During January 1998 the Company repurchased 162,500 common shares for approximately $791,000 under a repurchase plan authorized by the board of directors.

12. CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarter Ended             March 31            June 30          September 30       December 31
1997
Net Sales               $11,678,574         $12,007,932        $11,890,865        $13,356,263
Gross Profit              3,625,987           3,991,610          3,402,072          4,098,174
Net Earnings               (204,011)            367,528             51,735            276,282
Net Earnings per
 common share:
    Basic               $     (0.03)        $      0.05        $      0.01        $      0.04
    Diluted             $     (0.03)        $      0.05        $      0.01        $      0.04

1996
Net Sales               $12,204,455         $10,975,017        $10,804,766        $12,165,867
Gross Profit              5,177,959           4,007,079          3,491,640          3,929,844
Net Earnings              1,043,731             549,467            131,480            316,050
Net Earnings per
 common share:
    Basic               $      0.15         $      0.08        $      0.02        $      0.04
    Diluted             $      0.15         $      0.08        $      0.02        $      0.04

13. RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information," which will require adoption in 1998. SFAS 131 requires companies to define and report financial and descriptive information about its operating segments. It also establishes standards for related disclosure about products and services, geographic areas, and major customers.

The company is presently evaluating the applicability of SFAS 131 to its operations.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Metatec Corporation:

         We have audited the accompanying consolidated balance sheets of Metatec Corporation and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Metatec Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP
February 11, 1998
Columbus, Ohio



ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------           -----------------------------------------------------------
                  AND FINANCIAL DISCLOSURE.
                  -------------------------

         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
--------          ----------------------------------------------

         Information required under this Item with respect to directors is contained in the Company's proxy statement which was filed with the Securities and Exchange Commission on March 20, 1998, and is hereby incorporated herein by reference. Information regarding the executive officers of the Company may be found under the caption "Executive Officers of the Company" in Part I and is also incorporated by reference into this Item 10.

ITEM 11.          EXECUTIVE COMPENSATION
--------          ----------------------

         Information required under this Item is contained in the Company's proxy statement which was filed with the Securities and Exchange Commission on March 20, 1998, and is hereby incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------          --------------------------------------------------------------

         Information required under this Item is contained in the Company's proxy statement which was filed with the Securities and Exchange Commission on March 20, 1998, and is hereby incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------          ----------------------------------------------

         Information required under this Item is contained in the Company's proxy statement which was filed with the Securities and Exchange Commission on March 20, 1998, and is hereby incorporated herein by reference.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
--------          ------------------------------------------------------------
                  8-K
                  ---

         (a)(1)   Financial Statements
                  --------------------

                  The following financial statements of the Company are included in Item 8:

                  Consolidated Balance Sheets as of December 31, 1997 and 1996

                  Consolidated Statements of Earnings for the Years Ended December 31, 1997, 1996 and 1995

                  Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1997, 1996 and 1995

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

                  Notes to Consolidated Financial Statements

                  Independent Auditors' Report

         (a)(2)   Financial Statement Schedules
                  -----------------------------

                  The following independent auditors' report and financial statement schedule for the years ended December 31, 1997, 1996 and 1995 are included in this report following the signatures and should be read in conjunction with the Consolidated Financial Statements included in Item 8:

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

         (a)(3)   Listing of Exhibits
                  -------------------

                                                            If Incorporated by Reference,
Exhibit                                                     Document with which Exhibit was
  No.          Description of Exhibit                       Previously Filed with SEC
-------        ----------------------                       -------------------------
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

10(b)*         Amended and Restated Employment              Annual Report on Form 10-K for the
               Agreement dated March 23, 1993,              fiscal year ended December 31, 1992
               between Metatec Corporation and              (See Exhibit 10(h) therein).
               Jeffrey M. Wilkins

10(c)*         First Amendment to Amended                   Annual Report on Form 10-K for the
               and Restated Employment                      fiscal year ended December 31, 1995
               Agreement dated March 21,                    (See Exhibit 10(c) therein).
               1996, between Metatec
               Corporation and Jeffrey M.
               Wilkins

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

10(i)*         Amendment No. 5 to Metatec                   Contain herein.
               Corporation 1990 Stock Option
               Plan

                                                            If Incorporated by Reference,
Exhibit                                                     Document with which Exhibit was
  No.          Description of Exhibit                       Previously Filed with SEC
-------        ----------------------                       -------------------------
10(j)*         Metatec Corporation 1992                     Registration Statement on Form S-8,
               Directors' Stock Option Plan                 File No. 33-5200 (see Exhibit 4(c)
                                                            therein).

10(k)*         Amendment No. 1 to Metatec                   Annual Report on Form 10-K for the
               Corporation 1992 Directors'                  fiscal year ended December 31, 1993
               Stock Option Plan                            (see Exhibit 10(i) therein).

10(l)*         Amendment No. 2 to Metatec                   Annual Report on Form 10-K for the
               Corporation 1992 Directors'                  fiscal year ended December 31, 1995
               Stock Option Plan                            (see Exhibit 10(k) therein).

10(m)*         Amendment No. 3 to Metatec                   Annual Report on Form 10-K for the
               Corporation 1992 Directors'                  fiscal year ended December 31, 1995
               Stock Option Plan                            (see Exhibit 10(i) therein).

10(n)*         Amendment No. 4 to Metatec                   Annual Report on Form 10-K for the
               Corporation 1992 Directors'                  fiscal year ended December 31, 1996
               Stock Option Plan                            (see Exhibit 10(m) therein).

10(o)*         Metatec Corporation 1992                     Annual Report on Form 10-K for the
               Incentive Compensation Plan                  fiscal year ended December 31, 1992
                                                            (see Exhibit 10(p) therein).

10(p)*         Metatec Corporation Directors                Contained herein.
               Deferred Compensation Plan

10(q)          Form of Indemnification Agreement            Annual Report on Form 10-K for the
               between Metatec Corporation and              fiscal year ended December 31, 1992
               each of its officers and directors           (see Exhibit 10(q) therein).

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

                                                            If Incorporated by Reference,
Exhibit                                                     Document with which Exhibit was
  No.          Description of Exhibit                       Previously Filed with SEC
-------        ----------------------                       -------------------------
10(u)          Loan Agreement dated                         Quarterly Report on Form 10-Q for the
               December 31, 1996, between                   fiscal quarter ended June 30, 1997
               Metatec Corporation and The                  (see Exhibit 10(a) therein).
               Huntington National Bank

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

24(b)          Powers of Attorney for Jerry D.              Annual Report on Form 10-K for the
               Miller                                       fiscal year ended December 31, 1993
                                                            (see Exhibit 24 therein).

24(c)          Power of Attorney for James                  Annual Report on Form 10-K for the
               V. Pickett                                   fiscal year ended December 31, 1995
                                                            (see Exhibit 24(c) therein).

24(d)          Power of Attorney for Joseph                 Contained herein.
               F. Keeler, Jr.

27             Financial Data Schedule                      Contained herein.

*Executive compensation plans and arrangements required to be filed pursuant to
Item 601(b)(10) of Regulation S-K.

         (b)      Reports on Form 8-K
                  -------------------

                  The Company did not file any Form 8-K current reports during the fourth quarter of the Company's year ended December 31, 1997.

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

                                      METATEC CORPORATION

Date:  March 30, 1998                 By /s/Jeffrey M. Wilkins
                                        ---------------------
                                         Jeffrey M. Wilkins, Chairman of the
                                         Board and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

        Signature                           Title                                  Date
        ---------                           -----                                  ----

/s/Jeffrey M. Wilkins               Chairman of the Board,                    March 30, 1998
----------------------------        Chief Executive Officer
Jeffrey M. Wilkins                  (principal executive
                                    officer) and Director


/s/Gregory T. Tillar                President, Chief Operating                March 30, 1998
----------------------------        Officer and Director
Gregory T. Tillar


/s/Julia A. Pollner                 Executive Vice President, Secretary,      March 30, 1998
----------------------------        Treasurer, Chief Financial
Julia A. Pollner                    Officer (principal
                                    financial officer and principal
                                    accounting officer) and Director

                                    Director                                  March 30, 1998
----------------------------
E. David Crockett

Peter J. Kight*                     Director                                  March 30, 1998
----------------------------
Peter J. Kight

Jerry D. Miller*                    Director                                  March 30, 1998
----------------------------
Jerry D. Miller

A. Grant Bowen*                     Director                                  March 30, 1998
----------------------------
A. Grant Bowen

James V. Pickett*                   Director                                  March 30, 1998
----------------------------
James V. Pickett

Joseph F. Keeler, Jr.*              Director
----------------------------
Joseph F. Keeler, Jr.

         *Jeffrey M. Wilkins, by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.


By /s/ Jeffrey M. Wilkins                                         March 30, 1998
   ------------------------------------
   Jeffrey M. Wilkins, Attorney In Fact

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Metatec Corporation:

We have audited the consolidated financial statements of Metatec Corporation and subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 11, 1998; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Metatec Corporation and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
March 30, 1998
Columbus, Ohio

METATEC CORPORATION AND SUBSIDIARIES

SCHEDULE II CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

       COLUMN A               COLUMN B                 COLUMN C              COLUMN D         COLUMN E
                                              -------------------------
                                              CHARGED
                             BALANCE AT       TO COSTS       CHARGED TO                      BALANCE AT
                            BEGINNING OF        AND            OTHER                           END OF
      DESCRIPTION              PERIOD         EXPENSES        ACCOUNTS       DEDUCTIONS        PERIOD

1997

ALLOWANCE FOR DOUBTFUL
ACCOUNTS RECEIVABLE           $321,000        $  7,000                        $ 27,000        $301,000
                              ========        ========                        ========        ========

1996

ALLOWANCE FOR DOUBTFUL
ACCOUNTS RECEIVABLE           $338,000        $124,382                        $141,382        $321,000
                              ========        ========                        ========        ========

1995

ALLOWANCE FOR DOUBTFUL
ACCOUNTS RECEIVABLE           $269,000        $ 86,694                        $ 17,694        $338,000
                              ========        ========                        ========        ========

                                      EXHIBIT INDEX
                                      -------------
                                                            If Incorporated by Reference,
Exhibit                                                     Document with which Exhibit was
  No.          Description of Exhibit                       Previously Filed with SEC
-------        ----------------------                       -------------------------
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

10(b)*         Amended and Restated Employment              Annual Report on Form 10-K for the
               Agreement dated March 23, 1993,              fiscal year ended December 31, 1992
               between Metatec Corporation and              (See Exhibit 10(h) therein).
               Jeffrey M. Wilkins

10(c)*         First Amendment to Amended                   Annual Report on Form 10-K for the
               and Restated Employment                      fiscal year ended December 31, 1995
               Agreement dated March 21,                    (See Exhibit 10(c) therein).
               1996, between Metatec
               Corporation and Jeffrey M.
               Wilkins

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

                                                            If Incorporated by Reference,
Exhibit                                                     Document with which Exhibit was
  No.          Description of Exhibit                       Previously Filed with SEC
-------        ----------------------                       -------------------------
10(i)*         Amendment No. 5 to Metatec                   Contain herein.
               Corporation 1990 Stock Option
               Plan

10(j)*         Metatec Corporation 1992                     Registration Statement on Form S-8,
               Directors' Stock Option Plan                 File No. 33-5200 (see Exhibit 4(c)
                                                            therein).

10(k)*         Amendment No. 1 to Metatec                   Annual Report on Form 10-K for the
               Corporation 1992 Directors'                  fiscal year ended December 31, 1993
               Stock Option Plan                            (see Exhibit 10(i) therein).

10(l)*         Amendment No. 2 to Metatec                   Annual Report on Form 10-K for the
               Corporation 1992 Directors'                  fiscal year ended December 31, 1995
               Stock Option Plan                            (see Exhibit 10(k) therein).

10(m)*         Amendment No. 3 to Metatec                   Annual Report on Form 10-K for the
               Corporation 1992 Directors'                  fiscal year ended December 31, 1995
               Stock Option Plan                            (see Exhibit 10(i) therein).

10(n)*         Amendment No. 4 to Metatec                   Annual Report on Form 10-K for the
               Corporation 1992 Directors'                  fiscal year ended December 31, 1996
               Stock Option Plan                            (see Exhibit 10(m) therein).

10(o)*         Metatec Corporation 1992                     Annual Report on Form 10-K for the
               Incentive Compensation Plan                  fiscal year ended December 31, 1992
                                                            (see Exhibit 10(p) therein).

10(p)*         Metatec Corporation Directors                Contained herein.
               Deferred Compensation Plan

10(q)          Form of Indemnification Agreement            Annual Report on Form 10-K for the
               between Metatec Corporation and              fiscal year ended December 31, 1992
               each of its officers and directors           (see Exhibit 10(q) therein).

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

                                                            If Incorporated by Reference,
Exhibit                                                     Document with which Exhibit was
  No.          Description of Exhibit                       Previously Filed with SEC
-------        ----------------------                       -------------------------
10(t)          Optical Disc Corporation NPR                 Amendment No. 1 to Registration
               Technology License Agreement                 Statement on Form S-1, File No. 33-
               between Optical Disc Corp-                   60878 (see Exhibit 10(v) therein).
               oration and Metatec/Discovery
               Systems effective March 2,
               1992

10(u)          Loan Agreement dated                         Quarterly Report on Form 10-Q for the
               December 31, 1996, between                   fiscal quarter ended June 30, 1997
               Metatec Corporation and The                  (see Exhibit 10(a) therein).
               Huntington National Bank

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

24(b)          Powers of Attorney for Jerry D.              Annual Report on Form 10-K for the
               Miller                                       fiscal year ended December 31, 1993
                                                            (see Exhibit 24 therein).

24(c)          Power of Attorney for James                  Annual Report on Form 10-K for the
               V. Pickett                                   fiscal year ended December 31, 1995
                                                            (see Exhibit 24(c) therein).

24(d)          Power of Attorney for Joseph                 Contained herein.
               F. Keeler, Jr.

27             Financial Data Schedule                      Contained herein.