Form 10-Q
period 1998-03-31
METATEC CORP
filed 1998-04-30
CIK 203200

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

   ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Number of Common Shares outstanding as of April 30, 1998: 6,033,224

                                     1 of 10

                               METATEC CORPORATION
                               -------------------

                                      INDEX                                PAGE
                                      -----                                ----
    Part I : Financial Information
      Item 1 - Financial Statements

               Condensed Consolidated Balance Sheets as of March 31,
               1998 (unaudited) and December 31, 1997                         3

               Condensed Consolidated Statements of Earnings
               for the three months ended March 31, 1998
               and 1997 (unaudited)                                           4

               Condensed Consolidated Statement of Shareholders'
               Equity for the three months ended
               March 31, 1998 (unaudited)                                     5

               Condensed Consolidated Statements of Cash Flows
               for the three months ended March 31,
               1998 and 1997 (unaudited)                                      6

               Notes to Condensed Consolidated Financial
               Statements (unaudited)                                         7

      Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations                8-9

      Item 3 - Quantitative and Qualitative Disclosures about
               Market Risk                                                    9

    Part II: Other Information
               Items 1-6                                                     10
               Signatures                                                    10

                                     2 of 10

                         PART I - FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS


METATEC CORPORATION                                                                            (Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS                                                            March 31,             December 31,
                                                                                                   1998                    1997
----------------------------------------------------------------------------------------      --------------         --------------
ASSETS

Current assets:
   Cash and cash equivalents                                                                    $    369,310          $  1,381,057
   Accounts receivable, net of allowance for doubtful accounts of $311,000 and $301,000            8,704,163             7,215,178
   Inventory                                                                                       1,326,518             1,155,519
   Prepaid expenses                                                                                  403,989               362,801
   Current portion of long-term note receivable                                                      364,087               364,087
   Deferred income taxes                                                                             327,000               327,000
                                                                                                ------------          ------------
      Total current assets                                                                        11,495,067            10,805,642

Long-term note receivable, less current portion                                                      183,125               186,562

Property, plant and equipment - net                                                               38,595,105            38,629,006

Goodwill - net                                                                                     3,136,173             3,250,683
                                                                                                ------------          ------------

TOTAL ASSETS                                                                                    $ 53,409,470          $ 52,871,893
                                                                                                ============          ============

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                             $  2,535,056          $  2,058,587
   Accrued royalties                                                                                 907,480             1,109,257
   Accrued personal property taxes                                                                 1,016,574               809,399
   Other accrued expenses                                                                          1,002,855               814,569
   Accrued payroll                                                                                 1,085,776               567,315
   Accrued income taxes                                                                              355,758               249,747
   Unearned income                                                                                   104,744                73,778
   Current maturities of long-term debt and capital lease obligations                                101,778               101,778
                                                                                                ------------          ------------
      Total current liabilities                                                                    7,110,021             5,784,430

Long-term debt and capital lease obligations, less current maturities                              4,054,105             4,578,410
Deferred income taxes                                                                              1,315,000             1,315,000
                                                                                                ------------          ------------
  Total liabilities                                                                               12,479,126            11,677,840
                                                                                                ------------          ------------

Shareholders' equity:
  Common stock, $.10 par value; authorized 10,083,500 shares;
    issued 1998 - 7,108,479 shares; 1997 - 7,108,479                                                 710,848               710,848
  Additional paid-in capital                                                                      34,102,325            34,102,325
  Retained earnings                                                                               11,909,706            11,382,777
  Treasury stock, at cost; 1998 - 1,075,255 shares; 1997 - 912,755 shares                         (5,792,535)           (5,001,897)
                                                                                                ------------          ------------
    Total shareholders' equity                                                                    40,930,344            41,194,053
                                                                                                ------------          ------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                                        $ 53,409,470          $ 52,871,893
                                                                                                ============          ============


See notes to condensed consolidated financial statements

METATEC CORPORATION
CONDENSED CONSOLIDATED  STATEMENTS  OF  EARNINGS (UNAUDITED)

                                                                   Three Months Ended March 31,
                                                                ----------------------------------
                                                                      1998                 1997
--------------------------------------------------               --------------        -------------
NET SALES                                                         $ 14,717,057          $ 11,678,574

Cost of sales                                                        9,923,356             8,052,587
                                                                  ------------           -----------

Gross profit                                                         4,793,701             3,625,987

Selling, general and administrative expenses                         3,876,568             3,713,535
Restructuring expenses                                                       0               206,000
                                                                  ------------           -----------

OPERATING EARNINGS                                                     917,133              (293,548)

Other income and (expense):
 Investment income                                                      14,626                10,762
 Other - net                                                           100,462               (39,041)
 Interest expense                                                      (66,292)               (2,184)
                                                                  ------------           -----------

EARNINGS BEFORE INCOME TAXES                                           965,929              (324,011)

Income taxes                                                           439,000              (120,000)
                                                                  ------------           -----------

NET EARNINGS                                                      $    526,929          $   (204,011)
                                                                  ============          ============

NET EARNINGS PER COMMON SHARE
 Basic                                                             $      0.09          $      (0.03)
                                                                   ============         ============
 Diluted                                                           $      0.09          $      (0.03)
                                                                   ============         ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
 Basic                                                               6,069,980             7,022,354
                                                                   ============         ============
 Diluted                                                             6,113,884             7,054,567
                                                                   ============         ============

See notes to condensed consolidated financial statements.

METATEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)



                                            Additional
                                Common        Paid-in       Retained     Treasury
                                Stock         Capital       Earnings       Stock        Total
----------------------------    ---------   ----------   -----------   -------------  ----------
BALANCE AT DECEMBER 31, 1997   $710,848    $34,102,325   $11,382,777   $(5,001,897)  $41,194,053

Net earnings                                                 526,929                     526,929

Treasury shares acquired                                                  (790,638)    (790,638)

                              -----------  -----------   -----------   ------------   -----------
BALANCE AT MARCH 31, 1998      $710,848    $34,102,325   $11,909,706   $(5,792,535)   $40,930,344
                              ==========   ===========  ============   ===========    ===========

See notes to condensed consolidated financial statements.

METATEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the three months ended March 31,                                  1998                1997
-------------------------------------------------------------     ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net earnings                                                    $   526,929       $  (204,011)
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                  2,098,695         1,926,227
      Net loss on sales of property, plant and equipment                 8,914            39,041
      Changes in assets and liabilities:
         Accounts receivable                                        (1,488,979)        1,668,088
         Inventory                                                    (170,998)          (13,712)
         Prepaid expenses and other assets                             (41,183)         (287,487)
         Accounts payable and accrued expenses                       1,514,275          (968,169)
         Unearned income                                                30,966          (107,170)
                                                                   -----------       -----------
            Net cash provided by operating activities                2,478,619         2,052,807
                                                                   -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Decrease in long-term note receivable                                 3,436             2,141
   Purchase of property, plant and equipment                        (2,179,158)       (3,477,055)
   Proceeds from the sales of property, plant and equipment                300            61,000
                                                                   -----------       -----------
      Net cash used in investing activities                         (2,175,422)       (3,413,914)
                                                                   -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase in long-term debt                                                0           178,576
   Payment of long-term debt and capital lease obligations            (524,306)          (25,416)
   Treasury stock acquired                                            (790,638)         (540,375)
   Stock awards for employees                                                0            13,965
                                                                   -----------       -----------
      Net cash used in financing activities                         (1,314,944)         (373,250)
                                                                   -----------       -----------

Decrease in cash and cash equivalents                               (1,011,747)       (1,734,357)
Cash and cash equivalents at beginning of period                     1,381,057         2,214,755
                                                                   -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $   369,310       $   480,398
                                                                   ===========       ===========

SUPPLEMENTAL  CASH  FLOW  DISCLOSURES:

   Interest paid                                                   $    56,355       $     2,184
                                                                   ===========       ===========

   Income taxes paid                                               $   365,989       $    80,100
                                                                   ===========       ===========

  Assets purchased for the assumption of a liability               $   185,467       $   227,785
                                                                   ===========       ===========



See notes to condensed consolidated financial statements.

                               METATEC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

   1. BASIS OF PRESENTATION - The consolidated balance sheet as of March 31, 1998, the consolidated statements of earnings for the three months ended March 31, 1998 and 1997, the consolidated statement of shareholders' equity for the three months ended March 31, 1998, and the consolidated statements of cash flows for the three month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with generally accepted accounting principles, the financial position, results of operations and changes in cash flows for all periods presented have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1997 annual report on Form 10-K. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the results for the full year.

   2. PROPERTY, PLANT AND EQUIPMENT COMMITMENTS - The Company has commitments under contracts for the purchase of property, plant, and equipment. Portions of such contracts not completed as of March 31, 1998 are not reflected in the consolidated financial statements. The unrecorded commitments amounted to approximately $1,689,000 at March 31, 1998. This amount represents manufacturing equipment on order.

   3. RECENTLY ISSUED ACCOUNTING STANDARD - In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income," which is effective for periods beginning after December 15, 1997. This new statement defines comprehensive income as "all changes in equity during a period, with the exception of stock issuances and dividends". Under SFAS 130 comprehensive income for March 31, 1998 is $526,929 and a comprehensive loss for March 31, 1997 is $204,011.

   In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", which will require adoption no later than December 31, 1998. SFAS 131 requires companies to report financial and descriptive information about its reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Based on current operations, the Company does not believe the Statement will be applicable.

RESULTS OF OPERATIONS

Net sales for the three months ended March 31, 1998 were $14,717,000, an increase of $3,038,000, or 26% over the same period of the prior year. This increase resulted from the Manufacturing Services Group, which includes CD-ROM, DVD, and Radio Syndication manufacturing, increasing $3,436,000 for the three months ended March 31, 1998, or 30% over the same period of the prior year. Net sales for the Company's Access Services Group were $409,000 for the three months ended March 31, 1997. Because the Company exited this business segment during 1997, there were no sales for this segment for the three months ended March 31, 1998. The net sales increase was primarily as a result of a continued growing CD-ROM manufacturing market which resulted in an increase in volume. The Company continued its focus on the business and information services CD-ROM and DVD market.

Gross profit was 33% of net sales for the three months ended March 31, 1998 as compared to 31% of net sales for the same period of the prior year. This increase is primarily attributed to improved manufacturing capacity utilization during the three month period ended March 31, 1998.

                                     7 of 10

                               METATEC CORPORATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

Selling, general and administrative ("SG&A") expenses were $3,877,000, or 26% of net sales, for the three months ended March 31, 1998 as compared to $3,714,000, or 32% of net sales, for same period of the prior year. This improvement was primarily due to the absorption of overhead expenses related to the business segment which was exited during 1997.

The three months ended March 31, 1997 included a restructuring charge of $206,000 relating to a reorganization and downsizing of the Access Services Group. The Company exited the Access Services Group business segment during 1997.

Investment income was $15,000 and $11,000 for the three month periods ended March 31, 1998 and 1997, respectively.

Interest expense for the three months ended March 31, 1998 was $66,000 as compared to $2,000 for the same period of the prior year. The increase in interest expense was due to borrowing under a revolving line of credit.

The income tax expense was $439,000 for the three months ended March 31, 1998, or an effective tax rate of 45%, as compared to a tax benefit of $120,000 for the same period of the prior year, or an effective tax benefit of 37%.

Net earnings for the three months ended March 31, 1998 were $527,000, or net earnings per diluted common share of $.09, as compared to a net loss in the same period of the prior year of $204,000, or net loss per diluted common share of $.03. The net earnings increase was primarily a result of improved profit margins because of exiting the Access Services Group business segment during 1997, as well as strong revenue growth in the core Manufacturing Services Group during the three months ended March 31, 1998.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES
The Company financed its business during the three months ended March 31, 1998 through cash generated from operations and available cash balances. Cash flow from operating activities was $2,479,000 for the three months ended March 31, 1998, as compared to $2,053,000 for the three months ended March 31, 1997.

The Company has commitments under contracts for the purchase of manufacturing equipment on order. The unrecorded commitments amounted to approximately $1,689,000 at March 31, 1998.

The Company has cash and cash equivalents of $369,000 as of March 31, 1998. Additionally the Company has available $15,000,000 under its revolving line of credit agreement, of which $4,000,000 was outstanding as of March 31, 1998. Management believes that current cash balances, plus the funds available from the revolving line of credit agreement, plus cash to be generated from future operations should provide sufficient capital to meet the current business needs of the Company for the foreseeable future.

                               METATEC CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

YEAR 2000
The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This could result in a system failure or miscalculations causing disruptions of uncertain duration in operations including, among other things, a temporary inability to process transactions, or engage in similar normal business activities.

The company created a task force during 1997 to address the Year 2000 issues. As of December 31, 1997, all of the Company's in-house developed systems and applications are Year 2000 compliant. The Company currently believes that all systems will be Year 2000 compliant by December 31, 1998.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 Except for the historical information in this report, this report includes forward-looking statements that involve risks and uncertainties, including, but not limited to, economic and competitive factors affecting the Company's operations, markets, products, prices, technological changes, manufacturing efficiencies, and other factors discussed from time to time in the Company's Security and Exchange Commission filings, including the Company's Form 8-K filed April 18, 1996, and it's Form 10-K for the year ended December 31, 1997. Actual results may differ materially from management expectations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK. Disclosure not currently required.

                           PART II - OTHER INFORMATION

Items 1-5.  INAPPLICABLE.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
       (a) Exhibits
                The exhibits on to this report begin on page ______.
       (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1998.

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Metatec Corporation

                                             /s/   Julia A. Pollner

                                             BY: Julia A. Pollner
Date: April 30, 1998                         Vice President, Finance
                                             and Treasurer
                                             (authorized signatory-
                                             principal financial and
                                             accounting officer)

                                    10 of 10

                                   Form 10-Q
                                 Exhibit Index

Exhibit Number             Exhibit Description                     Page Number
--------------             -----------------------                 ------------
         27                Financial Data Schedule                         --