Form 10-Q
period 1998-06-30
METATEC CORP
filed 1998-08-11
CIK 203200

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

         ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

   Number of Common Shares outstanding as of August 11, 1998: 6,043,224

                               METATEC CORPORATION
                               -------------------

                                           INDEX                          PAGE
                                           -----                          ----
    Part I : Financial Information
         Item 1 - Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30,
                  1998 (unaudited) and December 31, 1997                    3

                  Condensed Consolidated Statements of Earnings
                  for the three months ended June 30, 1998
                  and 1997 (unaudited)                                      4

                  Condensed Consolidated Statements of Earnings
                  for the six months ended June 30, 1998
                  and 1997 (unaudited)                                      5

                  Condensed Consolidated Statement of Shareholders'
                  Equity for the six months ended
                  June 30, 1998 (unaudited)                                 6

                  Condensed Consolidated Statements of Cash Flows
                  for the six months ended June 30,
                  1998 and 1997 (unaudited)                                 7

                  Notes to Condensed Consolidated Financial
                  Statements (unaudited)                                    8

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             8-12

         Item 3 - Quantitative and Qualitative Disclosures about
                  Market Risk                                               12

    Part II: Other Information
                  Items 1-6                                                 13
                  Signatures                                                13

                         PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

METATEC CORPORATION                                                       (Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS                                       June 30        December 31,
                                                                             1998              1997
--------------------------------------------------------                  -----------      ------------
ASSETS

Current assets:
   Cash and cash equivalents                                              $   344,717      $ 1,381,057
   Accounts receivable, net of allowance for doubtful
    accounts of $309,000 and $301,000                                       8,137,497        7,215,178
   Inventory                                                                1,354,551        1,155,519
   Prepaid expenses                                                           675,174          362,801
   Current portion of long-term note receivable                                14,087          364,087
   Deferred income taxes                                                      417,000          327,000
                                                                          -----------      -----------
      Total current assets                                                 10,943,026       10,805,642

Long-term note receivable, less current portion                               179,633          186,562

Property, plant and equipment - net                                        41,071,124       38,629,006

Goodwill - net                                                              3,021,664        3,250,683
                                                                          -----------      -----------

TOTAL ASSETS                                                              $55,215,447      $52,871,893
                                                                          ===========      ===========

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                       $ 2,359,649      $ 2,058,587
   Accrued royalties                                                        1,043,625        1,109,257
   Accrued personal property taxes                                            874,138          809,399
   Other accrued expenses                                                     831,249          814,569
   Accrued payroll                                                            897,548          567,315
   Accrued income taxes                                                       213,409          249,747
   Unearned income                                                             64,869           73,778
   Current maturities of long-term debt and capital lease obligations         100,654          101,778
                                                                          -----------      -----------
      Total current liabilities                                             6,385,141        5,784,430

Long-term debt and capital lease obligations, less current maturities       6,036,674        4,578,410
Deferred income taxes                                                       1,305,000        1,315,000
Other long-term liabilities                                                    16,472             --
                                                                          -----------      -----------
  Total liabilities                                                        13,743,287       11,677,840
                                                                          -----------      -----------

Shareholders' equity:
  Common stock, $.10 par value; authorized 10,083,500 shares;
    issued 1998 - 7,118,479 shares; 1997 - 7,108,479                          711,848          710,848
  Additional paid-in capital                                               34,116,325       34,102,325
  Retained earnings                                                        12,436,522       11,382,777
  Treasury stock, at cost; 1998 - 1,075,255 shares;
    1997 - 912,755 shares                                                  (5,792,535)      (5,001,897)
                                                                          -----------      -----------
    Total shareholders' equity                                             41,472,160       41,194,053
                                                                          -----------      -----------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                  $55,215,447      $52,871,893
                                                                          ===========      ===========

See notes to condensed consolidated financial statements

METATEC CORPORATION
CONDENSED CONSOLIDATED  STATEMENTS  OF  EARNINGS (UNAUDITED)
                                                            Three Months Ended June 30,
                                                            -----------------------------
                                                             1998                  1997
-----------------------------------------------           -----------         -----------
NET SALES                                                 $14,085,060         $12,007,932

Cost of sales                                               9,198,161           8,016,322
                                                          -----------         -----------

Gross profit                                                4,886,899           3,991,610

Selling, general and administrative expenses                4,008,839           3,366,100
                                                          -----------         -----------

OPERATING EARNINGS                                            878,060             625,510

Other income and (expense):
       Investment income                                       10,354              12,550
       Other - net                                             48,896              (4,577)
       Interest expense                                       (72,475)             (9,455)
                                                          -----------         -----------

EARNINGS BEFORE INCOME TAXES                                  864,835             624,028

Income taxes                                                  389,159             256,500
                                                          -----------         -----------

NET EARNINGS                                              $   475,676             367,528
                                                          ===========         ===========

NET EARNINGS PER COMMON SHARE
       Basic                                              $      0.08         $      0.05
                                                          ===========         ===========
       Diluted                                            $      0.08         $      0.05
                                                          ===========         ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
       Basic                                                6,040,037           6,935,727
                                                          ===========         ===========
       Diluted                                              6,106,865           7,033,018
                                                          ===========         ===========

See notes to condensed consolidated financial statements.

METATEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                                                            Six Months Ended June 30,
                                                            -------------------------
                                                             1998                1997
-----------------------------------------------------     -----------         -----------
NET SALES                                                 $28,802,117         $23,686,507

Cost of sales                                              19,028,536          16,068,909
                                                          -----------         -----------

Gross profit                                                9,773,581           7,617,598

Selling, general and administrative expenses                7,885,407           7,079,635
Restructuring expenses                                              0             206,000
                                                          -----------         -----------

OPERATING EARNINGS                                          1,888,174             331,963

Other income and (expense):
        Investment income                                      24,980              23,312
        Other - net                                           149,358             (43,619)
        Interest expense                                     (138,767)            (11,639)
                                                          -----------         -----------

EARNINGS BEFORE INCOME TAXES                                1,923,745             300,017

Income taxes                                                  870,000             136,500
                                                          -----------         -----------

NET EARNINGS                                              $ 1,053,745         $   163,517
                                                          ===========         ===========

NET EARNINGS PER COMMON SHARE
        Basic                                             $      0.17         $      0.02
                                                          ===========         ===========
        Diluted                                           $      0.17         $      0.02
                                                          ===========         ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
        Basic                                               6,055,008           7,099,384
                                                          ===========         ===========
        Diluted                                             6,110,375           7,196,675
                                                          ===========         ===========

See notes to condensed consolidated financial statements.

METATEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                        Additional
                                      Common             Paid-in            Retained          Treasury
                                      Stock              Capital            Earnings            Stock                Total
------------------------------      ----------         -----------         -----------        -----------         -----------
BALANCE AT DECEMBER 31, 1997        $  710,848         $34,102,325         $11,382,777        $(5,001,897)        $41,194,053

Net earnings                                                                 1,053,745                              1,053,745

Stock options exercised                  1,000              14,000                                                     15,000

Treasury shares acquired                                                                         (790,638)           (790,638)

                                    ----------         -----------         -----------        -----------         -----------
BALANCE AT JUNE 30, 1998            $  711,848         $34,116,325         $12,436,522        $(5,792,535)        $41,472,160
                                    ==========         ===========         ===========        ===========         ===========

See notes to condensed consolidated financial statements.

METATEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended June 30,                                       1998                 1997
----------------------------------------------------------------     -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net earnings                                                      $ 1,053,745         $   163,517
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                    4,266,508           3,874,808
      Net loss on sales of property, plant and equipment                  69,394              43,618
      Changes in assets and liabilities:
         Accounts receivable                                            (922,312)          1,353,547
         Inventory                                                      (199,030)             98,118
         Prepaid expenses and other assets                              (402,368)             18,325
         Accounts payable and accrued expenses                           781,894            (307,995)
         Unearned income                                                  (8,908)           (136,333)
                                                                     -----------         -----------
            Net cash provided by operating activities                  4,638,923           5,107,605
                                                                     -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Decrease in long-term note receivable                                 356,929               6,494
   Purchase of property, plant and equipment                          (6,713,992)         (6,655,845)
   Proceeds from the sales of property, plant and equipment                  300              63,300
                                                                     -----------         -----------
      Net cash used in investing activities                           (6,356,763)         (6,586,051)
                                                                     -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase in long-term debt                                         (2,292,862)            928,576
   Payment of long-term debt and capital lease obligations             3,750,000             (55,695)
   Stock options exercised                                                15,000              10,004
   Treasury stock acquired                                              (790,638)         (1,063,877)
   Stock awards for employees                                                  0              18,965
                                                                     -----------         -----------
      Net cash used in financing activities                              681,500            (162,027)
                                                                     -----------         -----------

Decrease in cash and cash equivalents                                 (1,036,340)         (1,640,473)
Cash and cash equivalents at beginning of period                       1,381,057           2,214,755
                                                                     -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $   344,717         $   574,282
                                                                     ===========         ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

   Interest paid                                                     $   122,965         $     7,036
                                                                     ===========         ===========

   Income taxes paid                                                 $ 1,072,339         $   120,100
                                                                     ===========         ===========

  Assets purchased for the assumption of a liability                 $   202,449         $   536,462
                                                                     ===========         ===========

See notes to condensed consolidated financial statements.

                               METATEC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of presentation - The consolidated balance sheet as of June 30, 1998, the consolidated statements of earnings for the three and six months ended June 30, 1998 and 1997, the consolidated statement of shareholders' equity for the six months ended June 30, 1998, and the consolidated statements of cash flows for the six month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with generally accepted accounting principles, the financial position, results of operations and changes in cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1997 annual report on Form 10-K. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the results for the full year.

2. Property, Plant and Equipment Commitments - The Company has commitments under contracts for the purchase of property, plant, and equipment. Portions of such contracts not completed as of June 30, 1998 are not reflected in the consolidated financial statements. The unrecorded commitments amounted to approximately $5,553,778 at June 30, 1998. This amount represents manufacturing equipment on order.

3. Subsequent Events - On July 29, 1998, the Company entered into an asset purchase agreement with Imation to purchase Imation's CD-ROM services business assets for a purchase price of $39,800,000 which price is subject to a post-closing adjustment based upon the closing date working capital statement related to working capital assets transferred by Imation. The Company plans to finance this asset purchase through a $30,000,000 term loan facility and a portion of a $25,000,000 revolving loan facility. The transaction will be accounted for using the purchase method of accounting.

4. Recently Issued Accounting Standard - In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income," which is effective for periods beginning after December 15, 1997. This new statement defines comprehensive income as "all changes in equity during a period, with the exception of stock issuances and dividends". Under SFAS 130, comprehensive income for June 30, 1998 is $1,053,745 and $163,517 for the six months ended June 30, 1997.

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


                               METATEC CORPORATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RECENT ACQUISITION DEVELOPMENTS

On July 29, 1998, Metatec Corporation (the "Company" or "Metatec") entered into an asset purchase agreement with Imation Corporation ("Imation") to purchase

Imation's CD-ROM services business assets. Completion of the transaction, which is expected to occur during the third quarter of 1998, remains subject to certain conditions.

The asset purchase includes Imation's plant operations in Fremont, California, Breda, The Netherlands, and Menomonie, Wisconsin. Metatec anticipates that the Menomonie plant operations will be transferred to Metatec's Dublin, Ohio, manufacturing plant by the end of the fourth quarter of 1998 after completion of a transitional operations period in Menomonie. A client services center providing customer and technical support will be maintained in Menomonie.

The purchase price for the Imation assets is $39.8 million, which price is subject to a post-closing adjustment based upon the closing date working capital statement related to working capital assets transferred by Imation. The Company plans to finance the asset purchase through a $30.0 million term loan facility and a portion of a $25.0 million revolving loan facility. It is anticipated that these credit facilities will be obtained through a participation arrangement between The Huntington National Bank and Bank One, NA. See "Liquidity and Capital Resources" for a further discussion of these credit facilities.

RESULTS OF OPERATIONS

Net sales for the three months ended June 30, 1998 were $14,085,000, an increase of $2,077,000, or 17% over the same period of the prior year. This increase resulted from the Manufacturing Services Group, which includes CD-ROM, DVD, and Radio Syndication manufacturing, increasing $2,077,000 to $14,081,000 for the three months ended June 30, 1998, or 22% over the same period of the prior year. Net sales for the Company's Access Services Group were $439,000 for the three months ended June 30, 1997. Because the Company exited this business segment during 1997, there were no sales for this segment for the three months ended June 30, 1998. The net sales increase was primarily as a result of a continued growing CD-ROM manufacturing market which resulted in an increase in volume. The Company continued its focus on the business and information services CD-ROM and DVD market.

Net sales for the six months ended June 30, 1998 were $28,802,000, an increase of $5,116,000, or 22% over the same period of the prior year. This increase resulted from the Manufacturing Services Group, which includes CD-ROM, DVD, and Radio Syndication manufacturing, increasing $5,948,000 to $28,786,000 for the six months ended June 30, 1998, or 26% over the same period of the prior year. Net sales for the Company's Access Services Group were $848,000 for the six months ended June 30, 1997. Because the Company exited this business segment during 1997, there were no sales for this segment for the six months ended June 30, 1998. The net sales increase was primarily as a result of a continued growing CD-ROM manufacturing market which resulted in an increase in volume. The Company continued its focus on the business and information services CD-ROM and DVD market.

Gross profit was 35% of net sales for the three months ended June 30, 1998 as compared to 33% of net sales for the same period of the prior year. This increase is primarily attributed to improved manufacturing capacity utilization during the three month period ended June 30, 1998. Gross profit was 34% of net sales for the six months ended June 30, 1998 as compared to 32% of net sales for the same period of the prior year. Gross profit for the three and six months ended June 30, 1998 also reflected a $372,000 one-time royalty credit to record an agreement reached with a disc technology licensor.

Selling, general and administrative ("SG&A") expenses were $4,009,000, or 28% of net sales, for the three months ended June 30, 1998 as compared to $3,366,000, or 28% of net sales, for same period of the prior year. SG&A expenses were $7,885,000, or 27% of net sales, for the six months ended June 30, 1998 as compared to $7,080,000, or 30% of net sales, for same period of the prior year.

The six months ended June 30, 1997 included a restructuring charge of $206,000 related to continuing operations. This charge related to a reorganization and downsizing of the Access Services Group.

Investment income was $10,000 and $13,000 for the three month periods ended June 30, 1998 and 1997, respectively. Investment income was $25,000 and $23,000 for the six month periods ended June 30, 1998 and 1997, respectively.

Interest expense for the three months ended June 30, 1998 was $72,000 as compared to $9,000 for the same period of the prior year. Interest expense for the six months ended June 30, 1998 was $139,000 as compared to $12,000 for the same period of the prior year. The increase in interest expense was due to borrowing under a revolving line of credit.

The income tax expense was $389,000 for the three months ended June 30, 1998, or an effective tax rate of 45%, as compared to a tax expense of $257,000 for the same period of the prior year, or an effective tax rate of 41%. The income tax expense was $870,000 for the six months ended June 30, 1998, as compared to a tax expense of $137,000 for the same period of the prior year.

Net earnings for the three months ended June 30, 1998 were $476,000, or net earnings per common share of $.08, as compared to net earnings in the same period of the prior year of $368,000, or net earnings per common share of $.05. Net earnings for the six months ended June 30, 1998 were $1,054,000, or net earnings per common share of $.17, as compared to net earnings in the same period of the prior year of $164,000, or net earnings per common share of $.02. The net earnings increase was primarily a result of improved profit margins because of exiting the Access Services Group business segment during 1997, strong revenue growth in the core Manufacturing Services Group, and the $372,000 royalty credit utilized during the six months ended June 30, 1998.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES
The Company financed its business during the six months ended June 30, 1998 through cash generated from operations and available cash balances and through the use of debt. Cash flow from operating activities was $4,639,000 for the six months ended June 30, 1998, as compared to $5,108,000 for the six months ended June 30, 1997.

The Company, in the six month period ended June 30, 1998, continued to increase its manufacturing capacity over the 1997 level. The capacity increase along with recurring capital needs resulted in the purchase of $6,714,000 in property, plant and equipment during the six months ended June 30, 1998.

The Company has commitments under contracts for the purchase of manufacturing equipment on order. The unrecorded commitments amounted to approximately $5,553,778 at June 30, 1998. The Company plans to finance the purchase of this manufacturing equipment from funds available under the Company's new $25,000,000 revolving loan facility, discussed below.

On July 29, 1998, the Company entered into an asset purchase agreement with Imation to purchase Imation's CD-ROM services business assets for a purchase price of $39,800,000, which price is subject to a post-closing adjustment based upon the closing date working capital statement related to working capital assets transferred by Imation. See "Recent Acquisition Developments." The Company plans to finance this asset purchase through a $30,000,000 term loan facility and a portion of a $25,000,000 revolving loan facility, discussed below.

The Company had cash and cash equivalents of $345,000 as of June 30, 1998. Additionally, the Company has a $15,000,000 revolving line of credit available to it, of which $6,000,000 was outstanding as of June 30, 1998.

The Company has entered into a commitment letter with The Huntington National Bank and Bank One, NA pursuant to which such banks have agreed to provide a $30,000,000 term loan facility and a $25,000,000 revolving loan facility to the Company (the "Credit Facilities"). The banks' commitment is subject to a number of conditions, including the closing of the Imation asset purchase transaction. The following is a summary of the terms of the Credit Facilities. The revolving loan facility will be available for five years and will replace the Company's current $15,000,000 line of credit. The term loan facility will be payable over five years in quarterly principal payments which escalate over the term of the loan. The term loan facility and a portion of the revolving loan facility will be used to finance the Imation asset purchase. The remaining portion of the revolving loan facility will be available for general corporate purposes, including payment in full of the current line of credit. Borrowings under the Credit Facilities will bear interest, at the Company's option, at either the federal funds rate plus 50 basis points or prime rate (whichever of the two are higher) or the LIBOR rate plus a margin based upon the Company's debt coverage ratio (which ranges from not less than 75 basis points to not more than 150 basis points). The Credit Facilities will be secured by a first lien on all non-real estate business assets of the Company and a pledge of the stock of the Company's subsidiaries. The Company also will be required to comply with certain financial and other covenants.

Management believes that the current cash balances, plus the funds available under its current and anticipated credit facilities, plus cash generated from operations, should provide sufficient capital to complete the purchase of Imation's CD-ROM services business assets and meet the current business needs of the Company, including the business needs of the Company after the completion of such purchase.

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

The company created a task force during 1997 to address the Year 2000 issues. As of December 31, 1997, all of the Company's in-house developed systems and applications are Year 2000 compliant. The Company's task force is working with third party vendors to verify that they are also Year 2000 compliant, and currently believes that all issues will be resolved. The Company currently believes that all systems will be Year 2000 compliant by December 31, 1998.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 Except for the historical information in this report, this report includes forward-looking statements that involve risks and uncertainties, including, but not limited to, economic and competitive uncertanties affecting the Company's operations, markets, products, prices, technological changes, and manufacturing efficiencies. Certain factors that might cause such a difference include, among others, the company's product concentration, competition, pricing, technological change, dependence on key personnel, and single site manufacturing facility. These and other risk factors are discussed from time to time in the Company's Security and Exchange Commission filings, including the Company's Form 10-K for the year ended December 31, 1997. The Company's actual results could differ materially from those set forth in the forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK. Disclosure not currently required.


                                    12 of 13

                           PART II - OTHER INFORMATION
                           ---------------------------

Items 1-3.  Inapplicable.
            -------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         (a)      The annual meeting of shareholders was held April 23, 1998.
         (b) Jerry D. Miller, Gregory T. Tillar, and James V. Pickett were elected as Directors. Jeffrey M. Wilkins, A. Grant Bowen, Joseph F. Keeler, Jr., and Peter J. Kight continued as Directors.
         (c) The following three directors were elected to three year terms: Jerry D. Miller with 5,588,963 votes for and 25,815 votes withheld; Gregory T. Tillar with 5,593,579 votes for and 21,199 votes withheld; and James V. Pickett with 5,590,423 votes for and 24,355 votes withheld.
         (d)      Inapplicable.

Item 5.  Inapplicable.
         -------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         (a)      Exhibits
                       The exhibits on to this report begin on page ______.
         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Metatec Corporation

                                               /s/   Julia A. Pollner

                                               BY: Julia A. Pollner
Date: August 11, 1998                          Vice President, Finance
                                               and Treasurer
                                               (authorized signatory-
                                               principal financial and
                                               accounting officer)

                                    13 of 13

                                    Form 10-Q
                                  Exhibit Index

Exhibit Number       Exhibit Description                            Page Number
--------------       -------------------                            -----------
      27             Financial Data Schedule                            --

      99             Press release issued July 30, 1998 regarding       --
                     definitive agreement with Imation Corporation