Form 10-Q
period 1998-09-30
METATEC CORP
filed 1998-11-06
CIK 203200

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

         ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

Number of Common Shares outstanding as of November 6, 1998: 6,071,738

                                     1 of 13

                               METATEC CORPORATION

                                       INDEX                               PAGE
                                       -----                               ----
Part I : Financial Information
     Item 1 - Financial Statements

              Condensed Consolidated Balance Sheets as of September 30,
              1998 (unaudited) and December 31, 1997                       3

              Condensed Consolidated Statements of Earnings
              for the three months ended September 30, 1998
              and 1997 (unaudited)                                         4

              Condensed Consolidated Statements of Earnings
              for the nine months ended September 30, 1998
              and 1997 (unaudited)                                         5

              Condensed Consolidated Statement of Shareholders'
              Equity for the nine months ended
              September 30, 1998 (unaudited)                               6

              Condensed Consolidated Statements of Cash Flows
              for the nine months ended September 30,
              1998 and 1997 (unaudited)                                    7

              Notes to Condensed Consolidated Financial
              Statements (unaudited)                                       8

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations                9-12

     Item 3 - Quantitative and Qualitative Disclosures about
              Market Risk                                                  12

Part II: Other Information
              Items 1-6                                                    13
              Signatures                                                   13

                                     2 of 13

                         PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

METATEC CORPORATION                                                               (Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS                                            September 30,        December 31,
                                                                                     1998                 1997
--------------------------------------------------------------------------       -------------        ------------
ASSETS

Current assets:
   Cash and cash equivalents                                                     $    428,324         $ 1,381,057
   Accounts receivable, net of allowance for doubtful accounts
    of $386,000 and $301,000                                                       21,004,106           7,215,178
   Inventory                                                                        3,389,731           1,155,519
   Prepaid expenses                                                                   668,224             362,801
   Current portion of long-term note receivable                                        14,087             364,087
   Deferred income taxes                                                              417,000             327,000
                                                                                 ------------         -----------
      Total current assets                                                         25,921,472          10,805,642

Long-term note receivable, less current portion                                        77,273             186,562

Property, plant and equipment - net                                                53,859,878          38,629,006

Goodwill - net                                                                     20,868,916           3,250,683
                                                                                 ------------         -----------

TOTAL ASSETS                                                                     $100,727,539         $52,871,893
                                                                                 ============         ===========

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                              $  8,038,192         $ 2,058,587
   Accrued royalties                                                                1,832,821           1,109,257
   Accrued personal property taxes                                                    710,418             809,399
   Other accrued expenses                                                           1,273,775             814,569
   Accrued payroll                                                                  1,478,527             567,315
   Accrued income taxes                                                               109,141             249,747
   Unearned income                                                                     32,415              73,778
   Current maturities of long-term debt and capital lease obligations               6,420,536             101,778
                                                                                 ------------         -----------
      Total current liabilities                                                    19,895,825           5,784,430

Long-term debt and capital lease obligations, less current maturities              38,025,067           4,578,410
Deferred income taxes                                                               1,105,000           1,315,000
Other long-term liabilities                                                            31,971                --
                                                                                 ------------         -----------
  Total liabilities                                                                59,057,863          11,677,840
                                                                                 ------------         -----------

Shareholders' equity:
  Common stock, $.10 par value; authorized 10,083,500 shares;
    issued 1998 - 7,148,479 shares; 1997 - 7,108,479                                  714,848             710,848
  Additional paid-in capital                                                       34,222,828          34,102,325
  Foreign currency translation adjustments                                                979                --
  Retained earnings                                                                12,616,056          11,382,777
  Treasury stock, at cost; 1998 - 1,081,741 shares; 1997 - 912,755 shares          (5,885,035)         (5,001,897)
                                                                                 ------------         -----------
    Total shareholders' equity                                                     41,669,676          41,194,053
                                                                                 ------------         -----------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                         $100,727,539         $52,871,893
                                                                                 ============         ===========

METATEC CORPORATION
CONDENSED CONSOLIDATED  STATEMENTS  OF  EARNINGS (UNAUDITED)

                                                     Three Months Ended September 30,
                                                     --------------------------------
                                                        1998                1997
---------------------------------------------        -----------         -----------
NET SALES                                            $18,981,471         $11,890,865

Cost of sales                                         13,491,223           8,488,793
                                                     -----------         -----------

Gross profit                                           5,490,248           3,402,072

Selling, general and administrative expenses           4,701,184           3,291,893
Non-recurring expenses                                   330,917                   0
                                                     -----------         -----------

OPERATING EARNINGS                                       458,147             110,179

Other income and (expense):
       Investment income                                   8,222              12,925
       Other - net                                       108,600              67,344
       Interest expense                                 (256,435)            (18,213)
                                                     -----------         -----------

EARNINGS BEFORE INCOME TAXES                             318,534             172,235

Income taxes                                             139,000             120,500
                                                     -----------         -----------

NET EARNINGS                                         $   179,534              51,735
                                                     ===========         ===========

NET EARNINGS PER COMMON SHARE
       Basic                                         $      0.03         $      0.01
                                                     ===========         ===========
       Diluted                                       $      0.03         $      0.01
                                                     ===========         ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
       Basic                                           6,053,315           6,773,821
                                                     ===========         ===========
       Diluted                                         6,064,334           6,773,821
                                                     ===========         ===========

See notes to condensed consolidated financial statements.

METATEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                                     Nine Months Ended September 30,
                                                     -------------------------------
                                                         1998                1997
---------------------------------------------        -----------         -----------
NET SALES                                            $47,783,587         $35,577,371

Cost of sales                                         32,519,761          24,557,702
                                                     -----------         -----------

Gross profit                                          15,263,826          11,019,669

Selling, general and administrative expenses          12,586,587          10,371,528
Non-recurring expenses                                   330,917             206,000
                                                     -----------         -----------

OPERATING EARNINGS                                     2,346,322             442,141

Other income and (expense):
        Investment income                                 33,202              36,237
        Other - net                                      257,957              23,725
        Interest expense                                (395,202)            (29,852)
                                                     -----------         -----------

EARNINGS BEFORE INCOME TAXES                           2,242,279             472,251

Income taxes                                           1,009,000             257,000
                                                     -----------         -----------

NET EARNINGS                                         $ 1,233,279         $   215,251
                                                     ===========         ===========

NET EARNINGS PER COMMON SHARE
        Basic                                        $      0.20         $      0.03
                                                     ===========         ===========
        Diluted                                      $      0.20         $      0.03
                                                     ===========         ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
        Basic                                          6,054,444           7,128,270
                                                     ===========         ===========
        Diluted                                        6,095,028           7,225,561
                                                     ===========         ===========

See notes to condensed consolidated financial statements.

METATEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                       Additional
                                            Common       Paid-in       Retained    Foreign Currency     Treasury
                                            Stock        Capital       Earnings    Translation Adj        Stock          Total
----------------------------------------   --------    -----------    -----------  ----------------    -----------    -----------
BALANCE AT DECEMBER 31, 1997               $710,848    $34,102,325    $11,382,777       $              $(5,001,897)   $41,194,053

Net earnings                                                            1,233,279                                       1,233,279

Stock options exercised                       4,000        120,503                                                        124,503

Treasury shares acquired                                                                                  (883,138)      (883,138)

Foreign currency translation adjustments                                                 979                                  979
                                           --------    -----------    -----------       ----           -----------    -----------

BALANCE AT SEPTEMBER 30, 1998              $714,848    $34,222,828    $12,616,056       $979           $(5,885,035)   $41,669,676
                                           ========    ===========    ===========       ====           ===========    ===========

See notes to condensed consolidated financial statements.

METATEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the nine months ended September 30,                                  1998                1997
---------------------------------------------------------------      ------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net earnings                                                      $  1,233,279         $   215,251
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                     6,671,749           5,869,454
      Net loss on sales of property, plant and equipment                   70,170              49,191
      Changes in assets and liabilities:
         Accounts receivable                                           (2,862,897)            697,238
         Inventory                                                        169,044              24,465
         Prepaid expenses and other assets                               (395,418)            114,781
         Accounts payable and accrued expenses                          6,291,932             450,423
         Unearned income                                                  (41,363)            (90,114)
                                                                     ------------         -----------
            Net cash provided by operating activities                  11,136,496           7,330,689
                                                                     ------------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Decrease in long-term note receivable                                  459,289            (341,294)
   Purchase of property, plant and equipment                           (9,442,050)         (8,012,214)
   Proceeds from the sales of property, plant and equipment                18,308              80,734
   Net cash used for acquisition                                      (42,132,532)                  0
                                                                     ------------         -----------
      Net cash used in investing activities                           (51,096,985)         (8,272,774)
                                                                     ------------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase in long-term debt                                          43,829,287           1,928,576
   Payment of long-term debt and capital lease obligations             (4,063,875)            (85,974)
   Stock options exercised                                                124,503             123,504
   Treasury stock acquired                                               (883,138)         (3,080,724)
   Stock awards for employees                                                   0              26,975
                                                                     ------------         -----------
      Net cash used in financing activities                            39,006,777          (1,087,643)
                                                                     ------------         -----------

   Effect of exchange rate on cash                                            979                   0

Decrease in cash and cash equivalents                                    (952,733)         (2,029,728)
Cash and cash equivalents at beginning of period                        1,381,057           2,214,755
                                                                     ------------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $    428,324         $   185,027
                                                                     ============         ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

   Interest paid                                                     $    219,060         $    24,736
                                                                     ============         ===========

   Income taxes paid                                                 $  1,548,607         $   121,100
                                                                     ============         ===========

  Assets purchased for the assumption of a liability                 $  1,731,177         $   147,480
                                                                     ============         ===========

See notes to condensed consolidated financial statements.

                               METATEC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of presentation - The consolidated balance sheet as of September 30, 1998, the consolidated statements of earnings for the three and nine months ended September 30, 1998 and 1997, the consolidated statement of shareholders' equity for the nine months ended September 30, 1998, and the consolidated statements of cash flows for the nine month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with generally accepted accounting principles, the financial position, results of operations and changes in cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1997 annual report on Form 10-K. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the results for the full year.

2. Property, Plant and Equipment Commitments - The Company has commitments under contracts for the purchase of property, plant, and equipment. Portions of such contracts not completed as of September 30, 1998 are not reflected in the consolidated financial statements. The unrecorded commitments amounted to approximately $2,829,487 at September 30, 1998. This amount represents manufacturing equipment on order. The Company also has commitments under contracts of approximately $7,000,000 for a 151,000 square foot warehouse.

3. Recently Issued Accounting Standard - In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income," which is effective for periods beginning after December 15, 1997. This new statement defines comprehensive income as "all changes in equity during a period, with the exception of stock issuances and dividends". Under SFAS 130, comprehensive income for September 30, 1998 is $1,053,745 and $163,517 for the nine months ended September 30, 1997.

In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", which will require adoption no later than December 31, 1998. SFAS 131 requires companies to report financial and descriptive information about its reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company is currently evalutating the effect this pronouncement will have on the financial statements.

                                     8 of 13

                               METATEC CORPORATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RECENT ACQUISITION DEVELOPMENTS

On September 11, 1998, Metatec Corporation (the "Company" or "Metatec") purchased the CD-ROM services business assets of Imation Corporation ("Imation") for $39.8 million.

The asset purchase included Imation's plant operations in Fremont, California, Breda, The Netherlands, and Menomonie, Wisconsin. The Menomonie plant operations will be transferred to Metatec's Dublin, Ohio, manufacturing plant by the end of the fourth quarter of 1998 after completion of a transitional operations period in Menomonie. A client services center providing customer and technical support will be maintained in Menomonie.

The purchase price for the Imation assets was $39.8 million, which price is subject to a post-closing adjustment based upon the closing date working capital statement related to working capital assets transferred by Imation. The Company financed the asset purchase through a $30.0 million term loan facility and a portion of a $25.0 million revolving loan facility. These credit facilities were obtained through a participation arrangement between The Huntington National Bank and Bank One, NA. See "Liquidity and Capital Resources" for a further discussion of these credit facilities.

RESULTS OF OPERATIONS

Net sales for the three months ended September 30, 1998 were $18,981,000, an increase of $7,091,000, or 60% over the same period of the prior year. This increase resulted from the Manufacturing Services Group, which includes CD-ROM, DVD, and Radio Syndication manufacturing, increasing $7,456,000 to $18,976,000 for the three months ended September 30, 1998, or 65% over the same period of the prior year. Net sales for the Company's Access Services Group were $370,000 for the three months ended September 30, 1997. Because the Company exited this business segment during 1997, there were no sales for this segment for the three months ended September 30, 1998. The net sales increase was primarily as a result of a continued growing CD-ROM manufacturing market which resulted in an increase in volume. The net sales increase for the three months ended September 30, 1998 also included 19 days of revenues, or $3,883,000, from the Imation CD-ROM services business acquired September 11, 1998. The Company continued its focus on the business and information services CD-ROM and DVD market.

Net sales for the nine months ended September 30, 1998 were $47,784,000, an increase of $12,206,000, or 34% over the same period of the prior year. This increase resulted from the Manufacturing Services Group, which includes CD-ROM, DVD, and Radio Syndication manufacturing, increasing $13,404,000 to $47,763,000 for the nine months ended September 30, 1998, or 39% over the same period of the prior year. Net sales for the Company's Access Services Group were $1,218,000 for the nine months ended September 30, 1997. Because the Company exited this business segment during 1997, there were no sales for this segment for the nine months ended September 30, 1998. The net sales increase was primarily as a result of a continued growing CD-ROM manufacturing market which resulted in an increase in volume. Net sales increase for the nine months ended September 30, 1998 also included 19 days of revenues, or $3,883,000 from the Imation CD-ROM services business acquired September 11, 1998. The Company continued its focus on the business and information services CD-ROM and DVD market.

Gross profit was 29% of net sales for the three months ended September 30, 1998 as compared to 29% of net sales for the same period of the prior year. Gross profit was 32% of net sales for the nine months ended September 30, 1998 as compared to 31% of net sales for the same period of the prior year. Gross profit for the nine months ended September 30, 1998 also reflected a $372,000 one-time royalty credit to record an agreement reached with a disc technology licensor.

Selling, general and administrative ("SG&A") expenses were $4,701,000, or 25% of net sales, for the three months ended September 30, 1998 as compared to $3,292,000, or 28% of net sales, for same period of the prior year. SG&A expenses were $12,587,000, or 26% of net sales, for the nine months ended September 30, 1998 as compared to $10,372,000, or 29% of net sales, for same period of the prior year. The improvements in SG&A expenses as a percentage of net sales reflect the economies of scale associated with the Company's revenue growth.

The three and nine months ended September 30, 1998 reflected non-recurring expenses of $331,000, related to the acquisition and integration of Imation's CD-ROM services business assets. The nine months ended September 30, 1997 included a restructuring charge of $206,000 related to continuing operations. This charge related to a reorganization and downsizing of the Access Services Group.

Investment income was $8,000 and $13,000 for the three month periods ended September 30, 1998 and 1997, respectively. Investment income was $33,000 and $36,000 for the nine month periods ended September 30, 1998 and 1997, respectively.

Interest expense for the three months ended September 30, 1998 was $256,000 as compared to $18,000 for the same period of the prior year. Interest expense for the nine months ended September 30, 1998 was $395,000 as compared to $30,000 for the same period of the prior year. The increase in interest expense was due to borrowing related to the acquisition of Imation's CD-ROM services business assets.

The income tax expense was $139,000 for the three months ended September 30, 1998, or an effective tax rate of 44%, as compared to a tax expense of $121,000 for the same period of the prior year, or an effective tax rate of 70%. The income tax expense was $1,009,000 for the nine months ended September 30, 1998, as compared to a tax expense of $257,000 for the same period of the prior year.

Net earnings for the three months ended September 30, 1998 were $180,000, or net earnings per common share of $.03, as compared to net earnings in the same period of the prior year of $52,000, or net earnings per common share of $.01. Net earnings for the nine months ended September 30, 1998 were $1,233,000, or net earnings per common share of $.20, as compared to net earnings in the same period of the prior year of $215,000, or net earnings per common share of $.03. The net earnings increase was primarily a result of improved profit margins because of exiting the Access Services Group business segment during 1997, strong revenue growth in the core Manufacturing Services Group, the acquisition of Imation's CD-ROM services business, and the $372,000 royalty credit utilized during the nine months ended September 30, 1998.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES
The Company financed its business during the nine months ended September 30, 1998 through cash generated from operations and available cash balances and through the use of debt. Cash flow from operating activities was $11,136,000 for the nine months ended September 30, 1998, as compared to $7,331,000 for the nine months ended September 30, 1997.

The Company, in the nine month period ended September 30, 1998, continued to increase its manufacturing capacity over the 1997 level. The capacity increase along with recurring capital needs resulted in the purchase of $9,442,000 in property, plant and equipment during the nine months ended September 30, 1998.

The Company has commitments under contracts for the purchase of manufacturing equipment on order. The unrecorded equipment commitments amounted to approximately $2,829,487 at September 30, 1998. The Company plans to finance the purchase of this manufacturing equipment from funds available under the Company's new $25,000,000 revolving loan facility, discussed below. The Company also has commitments under contracts of approximately $7,000,000 for a 151,000 square foot warehouse. The Company began construction of the warehouse in October 1998. The Company is currently financing the construction through cash generated through operations and funds available under the Company's new $25,000,000 revolving loan facility, discussed below. The Company is currently negotiating a constuction loan for this warehouse, and is evaluating additional long term financing options.

On September 11, 1998, the Company purchased the CD-ROM services business assets of Imation for $39.8 million, which price is subject to a post-closing adjustment based upon the closing date working capital statement related to working capital assets transferred by Imation. See "Recent Acquisition Developments." The Company financed this asset purchase through a $30,000,000 term loan facility and a portion of a $25,000,000 revolving loan facility, discussed below.

The Company had cash and cash equivalents of $428,000 as of September 30, 1998. Additionally, the Company has a $25,000,000 revolving line of credit available to it, of which $11,000,000 was outstanding as of September 30, 1998.

The Huntington National Bank and Bank One, NA have provided a $30,000,000 term loan facility and a $25,000,000 revolving loan facility to the Company (the "Credit Facilities"). The following is a summary of the terms of the Credit Facilities. The revolving loan facility is available for five years and replaced the Company's prior $15,000,000 line of credit. The term loan facility is payable over five years in quarterly principal payments which escalate over the term of the loan. The term loan facility and a portion of the revolving loan facility were used to finance the Imation asset purchase. The remaining portion of the revolving loan facility is available for general corporate purposes. Borrowings under the Credit Facilities bear interest, at the Company's option, at either the federal funds rate plus 50 basis points or prime rate (whichever of the two are higher) or the LIBOR rate plus a margin based upon the Company's debt coverage ratio (which ranges from not less than 75 basis points to not more than 150 basis points). The Credit Facilities are secured by a first lien on all non-real estate business assets of the Company and a pledge of the stock of the Company's subsidiaries. The Company is required to comply with certain financial and other covenants.

Management believes that the current cash balances, plus the funds available under its current credit facilities, plus cash generated from operations, should provide sufficient capital to meet the current business needs of the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK. Disclosure not currently required.

                           PART II - OTHER INFORMATION
                           ---------------------------

Items 1-5.  Inapplicable.
            -------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
     (a) Exhibits
          The exhibit index for this report begins following the signature page.
     (b) The Company filed a Form 8-K on July 7, 1998, under Item 5 to disclose the execution of a letter of intent for the Company's purchase of Imation's CD-ROM services business assets.

The Company filed a Form 8-K on September 25, 1998, under Item 2 to disclose the completion of the Company's purchase of Imation's CD-ROM services business assets.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       Metatec Corporation

                                                       /s/   Julia A. Pollner

                                                       BY: Julia A. Pollner
Date: November 6, 1998                                 Vice President, Finance
                                                       and Treasurer
                                                       (authorized signatory-
                                                       principal financial and
                                                       accounting officer)

                                    13 of 13

                                    Form 10-Q
                                  Exhibit Index

Exhibit Number             Exhibit Description                       Page Number
--------------             -------------------                       -----------
      27                   Financial Data Schedule                       --