Form 10-K
period 1998-12-31
METATEC CORP
filed 1999-03-31
CIK 203200

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the fiscal year ended:  December 31, 1998

                  OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____________ to _____________

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

         Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  _X_   No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Common Shares held by nonaffiliates of the Registrant as of March 24, 1999, was $29,370,053.

         On March 24, 1999, the Registrant had 6,075,614 Common Shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's proxy statement for its annual meeting of shareholders to be held on April 20, 1999, which proxy statement was filed with the Securities and Exchange Commission on March 22, 1999, are incorporated by reference into Part III, Items 10, 11, 12, and 13 of this Report.

                               METATEC CORPORATION

                                    FORM 10-K

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Metatec Corporation, an international information distribution company ("Metatec"), helps customers utilize CD-ROM (compact disc-read only memory) and DVD-ROM (digital versatile disc-read only memory) technologies to publish and distribute information and software. Metatec operates ISO-9000 certified manufacturing and fulfillment sites in Ohio, California and The Netherlands. Metatec offers its customers a variety of services, including data preparation and mastering, optical disc replication and printing, packaging, bulk distribution and individual fulfillment, inventory management, project management, and a variety of electronic monitoring and tracking services. Metatec's customers represent a host of industries and organizations, such as publishing firms, computer hardware and software companies, government agencies, and professional associations. Metatec and its subsidiaries are hereinafter collectively referred to as the "Company."

         CD-ROM technology combines audio, video, text, and graphics in one medium with the capability to store, search, and retrieve large quantities of information. One CD-ROM can contain up to 650 megabytes of data. The Company believes that businesses and individuals are increasingly turning to CD-ROM technology as a cost-effective means of organizing, storing, and disseminating large quantities of information quickly to widely diversified groups of users.

         DVD-ROM technology represents a new type of optical disc which can hold up to 18 gigabytes of information, or over twenty times the amount of the current CD-ROM. It is projected that DVD-ROM will coexist and eventually replace CD-ROM and expand the utilization of optical disc with greater graphic and video applications. This expansion will first require new DVD-ROM drives to be installed in order to have significant market penetration. DVD-ROM drives began to be introduced during 1997.

         In September 1998, the Company purchased the CD-ROM services business assets of Imation Corporation ("Imation"). These assets are used in connection with the Company's manufacture and distribution of CD-ROM and DVD-ROM products and related services, including data preparation and mastering, disc replication, printing, and electronic tracking. The assets purchased included Imation's plant operations in Fremont, California, Breda, The Netherlands, and Menomonie, Wisconsin. The Menomonie plant operations were transferred to the Company's Dublin, Ohio, manufacturing plant during the fourth quarter of 1998 after completion of a transitional operations period in Menomonie. A client services center providing customer and technical support continues to be maintained in Menomonie. The acquisition more than doubled the Company's revenues, expanded its operations to Europe, expanded its major operating facilities from one to three, and added approximately 200 new employees. See
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Acquisition of Imation's CD-ROM Services Business.

         During 1997, the Company exited a line of business which provided a broad range of software development and media preparation services for customers creating custom CD-ROM products and frequently published periodicals on optical media. This line of business, known as the access services group, also offered network services for information publishers desiring integrated worldwide web access to support their CD-ROM publications. The Company exited this line of business because the market for providing custom multimedia products was significantly reduced with the increasing availability of low-cost software and publishing tools.

         Metatec is a Florida corporation which was incorporated on September 9, 1976.

FINANCIAL INFORMATION ON INDUSTRY SEGMENTS

         Financial information on industry segments as required by Item 101(b) of Regulation S-K is set forth in Note 12 of the Notes to the Consolidated Financial Statements, which Note is part of the financial statements contained in Item 8 of this Form 10-K, which Note is incorporated herein by reference.

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

PRINCIPAL PRODUCTS AND SERVICES

         The Company offers its customers a variety of services, including data preparation and mastering, optical disc replication and printing, packaging, bulk distribution and individual fulfillment, inventory management, project management, and a variety of electronic monitoring and tracking services. The Company's strategy targets customers which generally have time-sensitive and recurring information distribution requirements, demand high quality disc manufacturing, and need fulfillment and distribution services.

         The Company manufactures CD-ROMs and DVD-ROMs, as well as audio CDs for the radio syndication programming services market. The Company's services performed through the manufacturing process include conversion of data provided by customers to a digital format, encoding of the data on a master disc, replication from the master disc, data verification, quality control testing, and design and printing of the disc label. Radio syndication customers utilize the Company's quick turn automated production lines, strict quality control, and end user distribution services to provide them a competitive advantage. The Company provides a full range of services to radio syndication customers from digital format conversion to fulfillment.

         During 1998, the Company expanded its packaging and fulfillment services. The Company provides full-service disc packaging, warehousing, and direct-to-user product shipping. The Company is currently constructing a 151,000 square foot distribution center at its Dublin, Ohio location to expand its packaging and fulfillment services.

         The Company operates manufacturing and fulfillment sites in Dublin, Ohio, Fremont, California, and Breda, The Netherlands. These state-of-the-art, ISO-9000 certified, facilities operate seven days a week, 24 hours per day, permitting the Company to offer one-day turnaround of a master CD and high quality CD replicas for distribution for its CD-ROM, DVD-ROM, and radio syndication customers. The ISO-9000 quality system certification means that the Company's manufacturing facilities meet worldwide standards for quality practices. The Company's manufacturing services include premastering and mastering of the discs, from which duplicate CD-ROMs, DVD-ROMs, and audio CDs can be made, disc label design and printing, packaging and fulfillment services. During the last five years, the Company has increased its mastering capacity. The Company believes that its increased mastering capacity is a competitive advantage, allowing the Company to react more responsively to customer timing requirements.

         The Company utilizes certain patents and technology in its manufacturing activities which it licenses from third parties and which the Company believes to be generally available to other manufacturers. Although only one vendor currently produces a key raw material used by the Company in its manufacturing process, the Company generally maintains a six to twelve month supply of this material and is currently investigating other alternatives to this material. The Company has multiple sources for all other raw materials and supplies used in its manufacturing operations.

         The Company does not believe that compliance with federal, state, and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had or will have a material effect upon the capital expenditures, earnings, or competitive position of the Company. The Company does not anticipate any material capital expenditures for environmental control facilities for 1999.

MARKETING

         The Company markets it products and services through its own sales force of 58 employed associates based in Breda, The Netherlands, San Francisco, Chicago, Washington, D.C., New York, Denver, Dallas, Boston, Atlanta, and Seattle, in addition to Dublin, Ohio, where its principal offices are located. These associates are responsible for maintaining relationships with existing customers and developing new business relationships. The associates are supported by a customer service staff that is responsible for ensuring that each order is processed in a timely manner and all required support materials are in place. The Company maintains customer support operations at all of its manufacturing facilities and at a relocated client support center in Menomonie, Wisconsin.

COMPETITION

         The Company has a number of competitors, some of which are larger and have greater financial resources than the Company. The Company believes that the principal competitive factors in the CD-ROM and DVD-ROM marketplace consist of service, quality, and reliability for the timely delivery of products. These factors, in addition to price, also affect the audio CD marketplace. The Company believes it competes favorably with respect to these factors in the CD-ROM and DVD-ROM market and the radio syndication segment of the audio CD market.

         The Company differentiates itself from its competitors by providing manufacturing flexibility (including quick turnaround times), personalized customer service, fulfillment services, and complete CD-ROM and DVD-ROM solutions. Many firms demand a manufacturer like the Company which can provide additional services such as label design and printing, packaging, and distribution.

EMPLOYEES

         The Company employed approximately 800 persons as of March 15, 1999. Approximately 520 employees are directly involved in the manufacturing and distribution process, and the remainder are involved in sales, administration, and support. The Company believes that its relations with its employees is good.

ITEM 2.  PROPERTIES

         The Company owns a 205,000 square foot office and manufacturing facility situated on approximately 25 acres located at 7001 Metatec Boulevard, Dublin, Ohio. The Company's principal executive offices are located at this facility. This facility also includes customer support operations and a distribution and fulfillment center. In October 1998, the Company began construction of an approximate 151,000 square foot distribution center at this location. A first mortgage on the real estate and improvements at this location secure the $7,000,000 construction loan for the new distribution center.

         The Company currently leases approximately 50,000 square feet of manufacturing, customer support, and distribution and fulfillment facilities in Fremont, California. The Company also leases approximately 25,000 square feet of manufacturing, customer support, and distribution and fulfillment facilities in Breda, The Netherlands.

         The Company also leases office space in San Francisco, Chicago, Washington, D.C., New York, Denver, Dallas, Boston, Atlanta, and Seattle for use as regional sales offices and in Menomonie, Wisconsin for use as a client services center.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceeding, nor to the Company's knowledge, is any material legal proceeding threatened against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company and their respective ages and present positions with the Company are as follows:

         Officers                           Age      Present Position(s) with the Company
         --------                           ---      ------------------------------------

         Jeffrey M. Wilkins                 54       Chairman of the Board, President and Chief Executive Officer

         Julia A. Pollner                   36       Senior Vice President, Finance, Secretary and Treasurer

         Alexander P. Deak                  38       Vice President and Chief Information Officer

         Nicholas J. Fortine                33       Vice President, Sales

         David P. Iverson                   38       Vice President, Marketing

         Tammi Nance Spayde                 36       Vice President, Organizational Development

         Martin G. Stokman                  38       Vice President, Europe

         Christopher L. Winslow             37       Vice President, Manufacturing Services


         Mr. Wilkins has been Chairman of the Board and Chief Executive Officer of the Company since August 1989.

         Ms. Pollner has been Senior Vice President, Finance, Treasurer, and Secretary since May 1997, and has held various accounting and finance positions with the Company since 1987.

         Mr. Deak has been Vice President and Chief Information Officer of the Company since December 1994, and has held various information services and product management positions with the Company since 1990.

         Mr. Fortine has been Vice President, Sales of the Company since August 1998, and has held various sales and marketing positions with the Company since 1992.

         Mr. Iverson has been Vice President, Marketing of the Company since January 1999, and joined the Company in October 1998, in connection with the Company's acquisition of the CD-ROM services business assets of Imation. From 1997 to 1998, Mr. Iverson was Imation's business manager for its CD-ROM services business in Europe. From 1995 to 1997, Mr. Iverson was a manager of a European distribution center for 3M, the former owner of Imation.

         Ms. Spayde has been Vice President, Organizational Development of the Company since August 1998. From 1984 to August 1998, Ms. Spayde held various human resources and administration positions with OhioHealth Corporation, an entity engaged in the ownership and operation of hospitals.

         Mr. Stokman has been Vice President, Europe of the Company since January 1999, and joined the Company in October 1998, in connection with the Company's acquisition of the CD-ROM services business assets of Imation. From 1997 to 1998, Mr. Stokman was Imation's business manager for its CD-ROM services business in Europe. From 1995 to 1997, Mr. Stokman was a manager of a European distribution center for 3M, the former owner of Imation.

         Mr. Winslow has been Vice President, Manufacturing Services since 1994. Mr. Winslow has held various marketing and manufacturing positions with the company since 1992.


                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

         The Company's Company Shares are traded on the Nasdaq National Market system under the symbol META. The following table reflects the range of reported high and low last sales prices for the Common Shares for the periods indicated.

                                                  High             Low
         For the quarter ended 1998
                  March 31                          $5.00          $4.00
                  June 30                           $6.50          $4.63
                  September 30                      $5.81          $3.50
                  December 31                       $8.00          $3.38

         For the quarter ended 1997
                  March 31                          $7.00          $3.88
                  June 30                           $6.00          $2.63
                  September 30                      $6.38          $5.25
                  December 31                       $6.00          $4.38


         As of March 15, 1999, there were 3,906 holders of record of the Common Shares, and the last sales price per share on that date, as reported by the Nasdaq National Market system, was $5.69.

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

         In addition, the terms of the Company's credit facilities prohibit it from paying cash dividends or making any other distributions of any kind to shareholders without the prior consents of the administrative agent of these credit facilities and the banks providing two-thirds of the funding for such facilities.

ITEM 6.  SELECTED FINANCIAL DATA

Selected Financial Data

                                              1998              1997            1996             1995            1994
                                           -----------      -----------     -----------      -----------     -----------

Sales                                      $80,919,128      $48,933,634     $46,150,105      $39,261,463     $28,942,748

Earnings before income taxes               $ 2,684,769       $1,040,534      $3,398,728       $4,140,980      $2,424,653

Net earnings                               $ 1,422,769        $ 491,534      $2,040,728       $2,808,980      $1,692,653

Earnings per common share:
  Basic                                         $ 0.23           $ 0.07          $ 0.29           $ 0.44          $ 0.34
  Diluted                                       $ 0.23           $ 0.07          $ 0.29           $ 0.44          $ 0.33

Weighted average number of
common shares outstanding:
  Basic                                      6,058,414        6,791,836       7,064,194        6,333,706       4,983,879
  Diluted                                    6,115,084        7,189,266       7,159,775        6,441,105       5,066,447

Total assets                              $105,442,814      $52,871,893     $52,517,477      $50,076,076     $32,556,004

Long-term liabilities                      $41,031,569       $5,893,410      $1,335,105        $ 845,875      $7,959,634

Shareholders' equity                       $41,949,897      $41,194,053     $45,265,791      $43,301,079     $18,276,129

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITION OF IMATION'S CD-ROM SERVICES BUSINESS

On September 11, 1998, Metatec purchased the CD-ROM services business assets of Imation Corporation ("Imation") for $39,800,000. This acquisition significantly impacted the Company's 1998 results of operations.

The asset purchase included Imation's plant operations in Fremont, California; Breda, The Netherlands; and Menomonie, Wisconsin. The Menomonie plant operations were transferred to Metatec's Dublin, Ohio, manufacturing plant by the end of the fourth quarter of 1998 after completion of a transitional operations period in Menomonie. A client services center providing customer and technical support will be maintained in Menomonie.

The purchase price for the Imation assets was $39.8 million, which price is subject to a post-closing adjustment based upon the closing date working capital statement related to working capital assets transferred by Imation. The Company financed the asset purchase through a $30.0 million term loan facility and a portion of a $20.0 million revolving loan facility. These credit facilities were obtained through a participation arrangement between The Huntington National Bank and Bank One, NA. See "Liquidity and Capital Resources" for a further discussion of these credit facilities.

RESULTS OF OPERATIONS - 1998 COMPARED TO 1997

Net sales in 1998 were at a record level of $80,919,000, an increase of $31,985,000, or 65% over 1997. This increase resulted primarily from CD-ROM manufacturing sales increasing $31,834,000 to $73,854,000 for 1998, or 76%. A significant portion of this increase was attributable to sales from the CD-ROM services business acquired from Imation. Radio syndication sales decreased $751,000, or 13%, in 1998 primarily as a result of some customers choosing to use CD-Recordable as a distribution method for smaller size orders. DVD sales accounted for $190,000 in 1998, as compared to $6,000 in 1997.

Gross profit was 29% of net sales for 1998 as compared to 31% of net sales for 1997. This decrease is primarily attributed to additional costs incurred related to the Wisconsin facility that was closed in December 1998. In addition, sales price erosion continued during 1998, albeit at a slower rate than in prior years.

Selling, general and administrative expenses ("SG&A") increased to $18,980,000, or 23% of net sales, for 1998 as compared to $13,847,000, or 28% of net sales, for 1997. SG&A expenses decreased in 1998 as a percentage of sales due to the leverage achieved on the significantly increased sales dollars.

Business realignment expenses of $825,975 were incurred during 1998. These expenses primarily related to integration costs due to the Imation CD-ROM services business acquisition and certain rent, utilities and labor expenses associated with closing the acquired Wisconsin facility. Of these expenses, $367,813 had been paid as of December 31, 1998.

Investment income was $35,000 for 1998 as compared to $49,000 for 1997. The decrease in investment income was a result of lower cash and cash equivalent balances. Interest expense for 1998 was $1,186,000 as compared to $74,000 for 1997. During 1998 the Company borrowed against its revolving line of credit and term loan as more fully discussed in the Financial Condition section.

Income tax expense was $1,262,000 in 1998, or an effective tax rate of 47%, as compared to $549,000 in 1997, or an effective tax rate of 53%. The 1998 effective tax rate decreased due to the lessened effect of the non deductibility of certain goodwill for income tax purposes. This goodwill was related to shares earned by an officer/shareholder which vested in late 1995.

Net earnings for 1998 were $1,423,000, or basic and diluted earnings per common share of $.23, as compared to 1997 net earnings of $492,000, or basic and diluted earnings per common share of $.07. This increase was primarily a result of increased sales, reduced SG&A expenses as a percentage of sales, and a lower effective tax rate as noted above.

RESULTS OF OPERATIONS - 1997 COMPARED TO 1996

Net sales in 1997 were $48,934,000, an increase of $2,784,000, or 6% over 1996.
This increase resulted primarily from CD-ROM and Radio Syndication manufacturing increasing $6,252,000 to $47,673,000 for 1997, or 15%. The Access Services Group (formerly known as the New Media Solutions Group) decreased $3,468,000 to $1,261,000 for 1997, or 73%.

This combined net sales increase of $2,784,000 was primarily as a result of solid CD-ROM replication growth. During 1997 the decision was made to exit the business segment known as the Access Services Group.

Gross profit was 31% of net sales for 1997 as compared to 36% of net sales for 1996. This decrease is primarily attributed to an under utilization of manufacturing capacity during 1997. In addition, sales price erosion continued during 1997.

Selling, general and administrative expenses ("SG&A") increased to $13,847,000, or 28% of net sales, for 1997 as compared to $13,492,000, or 29% of net sales, for 1996.

A restructuring charge of $206,000 occurred during 1997. This charge related to a reorganization and downsizing of the Access Services Group.

Investment income was $49,000 for 1997 as compared to $303,000 for 1996. The decrease in investment income was a result of lower cash and cash equivalent balances. Interest expense for 1997 was $74,000 as compared to $19,000 for 1996. During 1997 the Company borrowed against its revolving line of credit.

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

IMPACT OF INFLATION

The Company's operations are not significantly affected by inflationary pressures. Although inflation does affect salaries, employee benefits and other operating expenses, after considering general inflationary trends, total sales of the Company produced growth in real terms in 1998 and 1997. Net sales increased primarily due to increased sales of CD-ROM and related products, rather than increases in inflation.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company financed its business in 1998 through cash generated from operations, the use of debt, and the use of available cash balances. Historically, the Company also financed business needs through the issuance of common stock. Cash flow from operating activities was $19,292,000, $8,200,000, and $8,992,000 for 1998, 1997 and 1996, respectively.

During 1998, the Company continued to increase its manufacturing capacity over the 1997 levels. These additions, along with recurring capital needs, resulted in the purchase of $16,030,000 in property, plant and equipment during 1998 as compared to $8,933,000 in 1997 and $13,011,000 in 1996.

The Company also has commitments under contracts of approximately $7,000,000 for a 151,000 square foot distribution center in Dublin, Ohio. The Company began construction of the distribution center in October 1998. The Company is currently financing the construction through cash generated through operations and funds available under the Company's new $7,000,000 construction loan facility, discussed below. The Company is continuing to evaluate additional long term real estate financing options.

On September 11, 1998, the Company purchased the CD-ROM services business assets of Imation for $39,800,000, which price is subject to a post-closing adjustment based upon the closing date working capital statement related to working capital assets transferred by Imation. The Company financed this asset purchase through a $30,000,000 term loan facility and a portion of a $25,000,000 revolving loan facility, discussed below.

The Huntington National Bank and Bank One, NA have provided a $30,000,000 term loan facility and a $25,000,000 revolving loan facility to the Company (the "Credit Facilities"). In December 1998 the revolving loan was amended to $20,000,000 in connection with the addition of the $7,000,000 construction loan, discussed below. The following is a summary of the terms of the Credit Facilities. The revolving loan facility is available for five years and replaced the Company's prior $15,000,000 line of credit. The term loan facility is payable over five years in quarterly principal payments which escalate over the term of the loan. The term loan facility and a portion of the revolving loan facility were used to finance the Imation asset purchase. The remaining portion of the revolving loan facility is available for general corporate purposes. Borrowings under the Credit Facilities bear interest, at the Company's option, at either the federal funds rate plus 50 basis points or prime rate (whichever of the two are higher) or the London Interbank offered Rate (LIBOR) rate plus a margin based upon the Company's debt coverage ratio (which ranges from not less than 75 basis points to not more than 150 basis points). The Credit Facilities are secured by a first lien on all non-real estate business assets of the Company and a pledge of the stock of the Company's subsidiaries. The Company is required to comply with certain financial and other covenants.

In January 1999, the Company received a $7,000,000 construction loan to finance the distribution center being constructed. Borrowings under this construction loan bear interest, at the Company's option, at either the prime rate or the LIBOR rate plus 165 basis points. The construction loan contains an option to convert the principal balance to a 20 year term loan, at various interest rate options. The construction loan is secured by a mortgage in the real property, fixtures, and improvements located at the Dublin, Ohio site.

The Company has cash and cash equivalents of $2,557,000 as of December 31, 1998 and additionally has available $7,500,000 under its revolving loan agreement. Management believes that these funding sources, plus cash to be generated from operations will provide sufficient capital to meet the current and anticipated future business needs of the Company. In addition, management continues to review other long term financing options.

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

The Company utilizes information technology ("IT") and non-IT systems which are essential to its operations. Non-IT systems typically include embedded technology, such as microcontrollers.

The Company created a task force during 1997 to address the Company's Year 2000 issues, and this task force has been actively assessing the Company's Year 2000 readiness since that time. As of December 31, 1998, all of the Company's proprietary IT systems and applications were Year 2000 compliant. In addition, non-proprietary IT systems utilized by the Company are either Year 2000 compliant or will be Year 2000 compliant upon installation of available patches and upgrades. The Company currently believes that all of its IT systems will be Year 2000 compliant by June 30, 1999. The Company also performed a Year 2000 readiness review of the CD-ROM services business assets acquired from Imation. A sample of each type of manufacturing equipment in the Dublin facility has been tested for continued operation with dates after January 1, 2000. Known problems have been documented and suppliers notified. Testing of each production line in Dublin is currently underway. Similar testing is underway for the manufacturing equipment acquired from Imation. The Company expects testing to be completed and all patches and upgrades to be in place by June 30, 1999. The Company's task force is working with third party vendors with which it has significant relationships to verify that they are Year 2000 compliant.

The Company currently believes that all Year 2000 issues will be resolved in a timely manner and that costs associated with Year 2000 compliance issues will not be material to the Company's financial position or results of operations. However, there is a risk that third parties will not achieve Year 2000 compliance in a timely manner, which could have an adverse effect on the Company's operations. The task force intends to develop appropriate contingency plans as necessary to address Year 2000 compliance issues as they arise.

The Company currently believes that the only costs associated with Year 2000 compliance issues include in-house time associated with administration, review and testing of systems. These costs have not been calculated, but the Company believes the costs are not material.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for historical information, all other statements made in this report are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause the Company's actual results to differ materially from those projected. Such risks and uncertainties that might cause such a difference include, but are not limited to, changes in general business and economic conditions, changes in demand for CD-ROM products, excess capacity levels in the CD-ROM industry, the introduction of new products by competitors, increased competition (including pricing pressures), changes in manufacturing efficiencies, changes in technology, failure to achieve Year 2000 compliance by the Company or third party vendors with which it has significant relationships, and other risks indicated in the company's filings with the Securities and Exchange Commission, including Form 10-K for Metatec's year ended December 31, 1998.

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


Jeffrey M. Wilkins
Chairman of the Board and
Chief Executive Officer


Julia A. Pollner
Senior Vice President, Finance

FORWARD LOOKING STATEMENTS; CERTAIN FACTORS AFFECTING FUTURE RESULTS

         Statements contained in this Form 10-K or any other reports or documents prepared by the Company or made by management of the Company may be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause the Company's operating results to differ materially from those projected. The following factors, among others, in some cases have affected and in the future could affect the Company's actual financial performance.

PRODUCT CONCENTRATION

         Revenues from the sale of CD-ROM and DVD-ROM products and services constituted substantially all of the Company's revenues for 1998, and such products and services are expected to continue to account for substantially all of the Company's revenues for the foreseeable future. A decline in the demand for CD-ROM and DVD-ROM products and services, whether as a result of competition, technological change or otherwise, would have a material adverse effect on the Company's operating results. Included in the Company's CD-ROM products and services are audio CDs for the radio syndication programming services market. The Company does not anticipate revenue growth in its radio syndication services because of the maturity of the market, the Company's existing market share, and increased price competition.

COMPETITION

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

PRICING

         The CD-ROM and audio CD industries have been characterized by new manufacturers continually entering the market and by declining prices for CDs. CD-ROM prices declined industry-wide in recent years, and this trend may continue in the future. To date, continuing market growth has offset increased manufacturing capacity in the CD-ROM industry. However, the addition of manufacturing capacity to the industry has continued, and there can be no assurance that market growth will continue at the same rate or that prices paid to CD-ROM manufacturers will not continue to decline. In addition, the Company's pricing of its new products and services may not in all cases be competitive with the other providers in the marketplace, and some new products and services may not be profitable.

TECHNOLOGICAL CHANGE

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

DEPENDENCE ON KEY PERSONNEL

         The Company is highly dependent upon the efforts of certain key personnel, particularly Jeffrey M. Wilkins, its Chairman of the Board and Chief Executive Officer. The loss of Mr. Wilkins' services to the Company could have an adverse effect on the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company does not expect any material loss with respect to its investment portfolio.

        The Company utilizes term and revolving debt with variable interest rates of 75 to 150 basis points above LIBOR, and therefore is affected by changes in market interest rates. The Company is currently reviewing alternative financing which would convert a portion of such debt to a fixed-rate debt instrument. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 1999, although there can be no assurances that interest rates will not significantly change.

        The effect of foreign exchange rate fluctuations on the Company for the year's ended December 31, 1998 and 1997 was not material.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

METATEC CORPORATION
-------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS                                                                            At December 31,
                                                                                              ---------------------------------
                                                                                                   1998              1997
-------------------------------------------------------------------------------------------   ---------------   ---------------
ASSETS

Current assets:
   Cash and cash equivalents                                                                  $     2,557,221   $     1,381,057
   Accounts receivable, net of allowance for doubtful accounts of $490,000 and $301,000            21,635,889         7,215,178
   Inventory                                                                                        3,207,460         1,155,519
   Prepaid expenses                                                                                 1,037,945           362,801
   Prepaid income taxes                                                                               580,879                --
   Current portion of long-term note receivable                                                            --           364,087
   Deferred income taxes                                                                              143,000           327,000
                                                                                              ---------------   ---------------
      Total current assets                                                                         29,162,394        10,805,642

Long-term note receivable, less current portion                                                            --           186,562

Property, plant and equipment - net                                                                55,827,054        38,629,006

Goodwill - net                                                                                     20,453,366         3,250,683
                                                                                              ---------------   ---------------

TOTAL ASSETS                                                                                  $   105,442,814   $    52,871,893
                                                                                              ===============   ===============

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                           $    12,052,442   $     2,058,587
   Accrued royalties                                                                                2,053,691         1,109,257
   Accrued personal property taxes                                                                    993,399           809,399
   Other accrued expenses                                                                           2,526,684           814,569
   Accrued payroll                                                                                  1,598,507           567,315
   Accrued income taxes                                                                                    --           249,747
   Unearned income                                                                                    156,440            73,778
   Current maturities of long-term debt and capital lease obligations                               3,080,185           101,778
                                                                                              ---------------   ---------------
      Total current liabilities                                                                    22,461,348         5,784,430

Long-term debt and capital lease obligations, less current maturities                              39,506,376         4,578,410
Other long-term liabilities                                                                            45,193                 -
Deferred income taxes                                                                               1,480,000         1,315,000
                                                                                              ---------------   ---------------
  Total liabilities                                                                                63,492,917        11,677,840
                                                                                              ---------------   ---------------
Commitments and contingencies (Notes 2, 6, and 7)

Shareholders' equity:
  Common stock, $.10 par value; authorized 10,083,500 shares;
    issued 1998 - 7,153,480 shares; 1997 - 7,108,479 shares                                           715,348           710,848
  Additional paid-in capital                                                                       34,218,577        34,102,325
  Foreign currency translation adjustments                                                             32,963                --
  Retained earnings                                                                                12,805,546        11,382,777
  Treasury stock, at cost; 1998 - 1,081,742 shares; 1997 - 912,755 shares                          (5,822,537)       (5,001,897)
                                                                                              ---------------   ---------------
    Total shareholders' equity                                                                     41,949,897        41,194,053
                                                                                              ---------------   ---------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                                      $   105,442,814   $    52,871,893
                                                                                              ===============   ===============

See notes to consolidated financial statements.

METATEC CORPORATION
------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS                                                       Years ended December 31,
                                                                                 -------------------------------------------------
                                                                                     1998             1997              1996
------------------------------------------------------------------               =============  ================    ==============

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net earnings                                                                  $   1,422,769    $      491,534    $    2,040,728
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                                  9,976,282         7,914,342         6,963,466
      Deferred income taxes                                                            349,000           192,000           742,000
      Stock awards for employees                                                             0            31,480            20,775
      Net loss on sales of property, plant and equipment                                68,218            54,962            59,738
      Changes in assets and liabilities:
         Accounts receivable                                                        (3,494,680)         (504,582)         (429,136)
         Inventory                                                                     351,314          (206,781)          (63,631)
         Prepaid expenses and other assets                                          (1,256,023)           97,929           145,541
         Accounts payable and accrued expenses                                      11,792,093           257,285          (321,814)
         Unearned income                                                                82,662          (131,365)         (165,278)
                                                                                 -------------    --------------    --------------
            Net cash provided by operating activities                               19,291,635         8,196,804         8,992,389
                                                                                 -------------    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Decrease (increase) in long-term note receivable                                    550,649          (336,799)           12,375
   Purchase of property, plant and equipment                                       (14,290,702)       (8,566,133)      (12,523,821)
   Proceeds from the sales of property, plant and equipment                             20,638            83,434             7,545
   Net cash used for acquisition                                                   (41,635,504)                0                 0
                                                                                 -------------    --------------    --------------
      Net cash used in investing activities                                        (55,354,919)       (8,819,498)      (12,503,901)
                                                                                 -------------    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase in long-term debt                                                       46,332,261         4,500,000                 0
   Payment of long-term debt and capital lease obligations                          (8,425,888)         (116,252)          (75,870)
   Stock options exercised, including tax benefit                                      120,752           138,504           135,309
   Treasury stock acquired                                                            (820,640)       (4,733,256)         (232,100)
                                                                                 -------------    --------------    --------------
      Net cash provided (used) by financing activities                              37,206,485          (211,004)         (172,661)
                                                                                 -------------    --------------    --------------

   Effect of exchange rate on cash                                                      32,963                 0                 0

Increase (decrease) in cash and cash equivalents                                     1,176,164          (833,698)       (3,684,173)
Cash and cash equivalents at beginning of year                                       1,381,057         2,214,755         5,898,928
                                                                                 -------------    --------------    --------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $   2,557,221  $      1,381,057    $    2,214,755
                                                                                 =============  ================    ==============

SUPPLEMENTAL  CASH  FLOW  DISCLOSURES:

   Interest paid                                                                 $     429,606  $         65,197    $       18,676
                                                                                 =============  ================    ==============

   Income taxes paid                                                             $   1,824,155  $         64,785    $    1,042,081
                                                                                 =============  ================    ==============

   Assets purchased for the assumption of liabilities                            $   1,739,058  $        367,137    $      487,651
                                                                                 =============  ================    ==============

   Acquisition of receivables and inventory for the assumption of liabilities    $     497,028  $              0    $            0
                                                                                 =============  ================    ==============

See notes to consolidated financial statements.

METATEC CORPORATION
-------------------------------------------------

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                 Additional
                                                     Common       Paid-in       Retained        Foreign Currency
                                                     Stock        Capital       Earnings     Translation Adjustments
-------------------------------------------------  ----------   -----------   ------------   -----------------------

BALANCE AT DECEMBER 31, 1995                        $ 705,474   $33,781,631   $  8,850,515        $           0

Net earnings                                                                     2,040,728

Treasury shares acquired

Stock awards for employees                                266        20,509

Stock options exercised                                 1,596       111,713

Tax benefit relating to stock options                                22,000

                                                    ---------   -----------   ------------        -------------
BALANCE AT DECEMBER 31, 1996                          707,336    33,935,853     10,891,243                    0

Net earnings                                                                       491,534

Treasury shares acquired

Stock awards for employees                                641        30,839

Stock options exercised                                 2,871       127,633

Tax benefit relating to stock options                                 8,000

                                                    ---------   -----------   ------------        -------------
BALANCE AT DECEMBER 31, 1997                          710,848    34,102,325     11,382,777                    0

Net earnings                                                                     1,422,769

Treasury shares acquired

Stock options exercised                                 4,500        66,252

Tax benefit relating to stock options                                50,000

Foreign currency translation adjustments                                                                 32,963

                                                    ---------   -----------   ------------        -------------
BALANCE AT DECEMBER 31, 1998                          715,348   $34,218,577   $ 12,805,546        $      32,963
                                                    =========   ===========   ============        =============

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                     Treasury
                                                      Stock       Total
-------------------------------------------------  ------------  ------------

BALANCE AT DECEMBER 31, 1995                       $   (36,541)  $ 43,301,079

Net earnings                                                        2,040,728

Treasury shares acquired                              (232,100)      (232,100)

Stock awards for employees                                             20,775

Stock options exercised                                               113,309

Tax benefit relating to stock options                                  22,000

                                                   -----------   ------------
BALANCE AT DECEMBER 31, 1996                          (268,641)    45,265,791

Net earnings                                                          491,534

Treasury shares acquired                            (4,733,256)    (4,733,256)

Stock awards for employees                                             31,480

Stock options exercised                                               130,504

Tax benefit relating to stock options                                   8,000

                                                   -----------   ------------
BALANCE AT DECEMBER 31, 1997                        (5,001,897)    41,194,053

Net earnings                                                        1,422,769

Treasury shares acquired                              (820,640)      (820,640)

Stock options exercised                                                70,752

Tax benefit relating to stock options                                  50,000

Foreign currency translation adjustments                               32,963

                                                   -----------   ------------
BALANCE AT DECEMBER 31, 1998                       $(5,822,537)  $ 41,949,897
                                                   ===========   ============

See notes to consolidated financial statements.

METATEC CORPORATION
----------------------------------------------

CONSOLIDATED  STATEMENTS  OF  EARNINGS                        Years Ended December 31,
                                                  ---------------------------------------------------
                                                       1998              1997               1996
----------------------------------------------    ---------------   --------------     --------------

NET SALES                                         $    80,919,128   $   48,933,634     $   46,150,105

Cost of sales                                          57,276,391       33,815,791         29,543,583
                                                  ---------------   --------------     --------------

Gross profit                                           23,642,737       15,117,843         16,606,522

Selling, general and administrative expenses           18,980,164       13,847,028         13,491,823
Business realignment                                      825,975                0                  0
Restructuring expenses                                          0          206,000                  0
                                                  ---------------   --------------     --------------

OPERATING EARNINGS                                      3,836,598        1,064,815          3,114,699

Other income and (expense):
       Investment income                                   34,546           49,459            302,705
       Interest expense                                (1,186,375)         (73,740)           (18,676)
                                                  ---------------   --------------     --------------

EARNINGS BEFORE INCOME TAXES                            2,684,769        1,040,534          3,398,728

Income taxes                                            1,262,000          549,000          1,358,000
                                                  ---------------   --------------     --------------

NET EARNINGS                                      $     1,422,769   $      491,534     $    2,040,728
                                                  ===============   ==============     ==============

NET EARNINGS PER COMMON SHARE:
  Basic                                           $          0.23   $         0.07     $         0.29
                                                  ===============   ==============     ==============
  Diluted                                         $          0.23   $         0.07     $         0.29
                                                  ===============   ==============     ==============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic                                                 6,058,414        6,791,836          7,064,194
                                                  ===============   ==============     ==============
  Diluted                                               6,115,084        7,189,266          7,159,775
                                                  ===============   ==============     ==============

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

Nature of Operations - The operations of the Company are in the information industry primarily providing optical disc manufacturing and distribution, for specific customers primarily in North America and Europe, with a majority of the customers under contract. The Company maintains three manufacturing, sales, distribution and development facilities with sales offices located in eleven different locations around the United States and Europe. The revenues from product sales are recognized at the time the products are shipped. For software development services, the Company recognizes profit using the percentage of completion method, measured by the percentage of the cost of services completed to date compared to total planned cost of services. Earned revenue is determined on the basis of the profit recognized plus the contract costs incurred during the period.

Cash and Cash Equivalents - Cash and cash equivalents consist of highly liquid instruments such as certificates of deposit, time deposits, treasury notes and other money market instruments which generally have maturities of less than three months. The carrying amounts reported in the balance sheets approximate fair value. The Company holds cash primarily in one financial institution.

Inventory - Inventory consists primarily of raw materials and spare parts and is valued at the lower of cost or market with cost determined by the first-in, first-out method.

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

Goodwill - Goodwill represents the excess of cost over net assets acquired and is being amortized using the straight-line method over periods ranging from 10 to 15 years. At September 12, 1998 goodwill increased $18,025,184 as part of the purchase of Imation's Corporation CD-ROM business. The additional $18,025,184 in goodwill, beginning in September, 1998, is being amortized using the straight-line method through 2013. Accumulated amortization was $1,928,727 and $1,106,226 at December 31, 1998 and 1997, respectively.

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

Advertising - The Company expenses advertising costs as incurred. Advertising expense was $15,508, $26,963 and $197,440 for 1998, 1997 and 1996,
respectively.

Net Earnings Per Common Share - Basic net earnings per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net earnings per common share is computed similarly but including the effect of stock options.

Comprehensive Income - In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". This statement requires the reporting and display of comprehensive income and its components for all years presented. The Company had other comprehensive income related to foreign currency translation adjustments of $32,963 in 1998.

Recently Issued Financial Accounting Standards - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts.

Additionally, in March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and is effective for fiscal years beginning after December 15, 1998.

The Company is presently evaluating the applicability of SFAS 133 and SOP 98-1 to its operations.

Reclassifications - Certain reclassifications have been made to the 1997 and 1996 financial statements to conform with the 1998 presentation.

2. BUSINESS COMBINATIONS

On September 11, 1998, Metatec purchased the CD-ROM services business assets of Imation Corporation ("Imation") for $39.8 million, excluding professional service fees, in a business combination accounted for under the purchase method. Accordingly, the assets acquired were recorded at their fair values and included goodwill of $18,025,184 which is being amortized over 15 years using the straight-line method. The results of operations of the acquired entity have been included in the accompanying financial statements from the date of acquisition.

The asset purchase included Imation's plant operations in Fremont, California, Breda; The Netherlands; and Menomonie, Wisconsin. The Menomonie plant operations were transferred to Metatec's Dublin, Ohio, manufacturing plant by the end of the fourth quarter of 1998 after completion of a transitional operations period in Menomonie. A client services center providing customer and technical support will be maintained in Menomonie.

The purchase price for the Imation assets was $39.8 million, which price is subject to a post-closing adjustment based upon the closing date working capital statement related to working capital assets transferred by Imation. The Company financed the asset purchase through a $30.0 million term loan facility and a portion of a $20.0 million revolving loan facility.

The pro forma results of operations of the Company for 1998 and 1997, assuming the Imation acquisition occurred at the beginning of each period presented are as follows:



                                 1998                       1997
Net revenues                 $ 127,023,636             $ 110,815,634
Net Income                       5,725,750                 2,831,340
Basic net earnings per share          0.95                      0.42
Diluted net earnings per share        0.94                      0.39

Business realignment expenses of $825,975 were incurred during 1998. These expenses primarily related to integration costs due to the Imation CD-ROM services business acquisition and certain rent, utilities and labor expenses associated with closing the acquired Wisconsin facility. Of these expenses, $367,813 had been paid as of December 31, 1998.

3. RESTRUCTURING CHARGES

During 1997 the Company made a decision to exit its business of providing publishing tools and software development services. As a result of this action the company incurred restructuring charges of $206,000 primarily for severance and termination benefits all of which were paid in 1997.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at December 31:

                                           1998                       1997

Land                                  $  2,579,787               $  1,779,573
Buildings and improvements              18,098,312                 18,085,187
Machinery and equipment                 48,979,434                 29,802,219
Furniture and fixtures                   3,970,336                  2,930,663
Computer equipment
  and related software                   7,436,858                  5,784,275
Transportation equipment                    35,465                     28,665
Equipment installation
  and building in progress               3,656,616                    880,291
                                      ------------               ------------
      Total                             84,756,808                 59,290,873
Less accumulated
  depreciation                         (28,929,754)               (20,661,867)
                                      ------------               ------------
Net property, plant
  and equipment                       $ 55,827,054               $ 38,629,006
                                      ============               ============


5. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consists of the following at December 31:

                                       1998                       1997

Term Debt                          $ 30,000,000
Revolving line of credit             12,500,000                $ 4,500,000
Capital lease obligations                86,561                    180,188
Less current maturities              (3,080,185)                  (101,778)
                                   ------------                -----------
Long-term debt and capital
  lease obligations                $ 39,506,376                $ 4,578,410
                                   ============                ===========

The Company has a Credit Facilities agreement with a bank that provides for advances of $20,000,000 on a $20,000,000 revolving loan due September 10, 2003 of which $12,500,000 was outstanding at December 31, 1998. In addition, this Credit Facilities agreement includes a term loan which was issued in a single advance on September 11, 1998 of $30,000,000. The term loan is to be repaid in installments with the total balance due September 11, 2003. Borrowings under the Credit Facilities bear interest, at the Company's option, at either the federal funds rate plus 50 basis points or prime rate (whichever of the two are higher) or the London Interbank Offered Rate (LIBOR) plus a margin based upon the Company's debt coverage ratio (which ranges from not less than 75 basis points to not more than 150 basis points). The interest rates on the borrowings at December 31, 1998 ranged from 6.9% to 7.25%. The Credit Facilities are secured by a first lien on all non-real estate business assets of the Company and a pledge of the stock of the Company's subsidiaries. The Company is required to comply with certain financial and other covenants.

At December 31, 1998, the Company had a $400,000 letter of credit outstanding which had not been drawn upon before year end.

In January 1999, a $7,000,000 construction loan was put in place to finance the distribution center being constructed. Borrowings under the construction loan bear interest, at the Company's option, at either the prime rate or the LIBOR rate plus 165 basis points. The construction loan contains an option to convert the principal balance to a 20 year term loan, at various interest rate options. The construction loan is secured by a mortgage in the real property, fixtures, and improvements located at the Dublin, Ohio site.

The estimated fair value of the Company's long-term obligations approximated their carrying amount at December 31, 1998, based on current market prices for the same or similar issues.


6. LEASES

At December 31, 1998, the Company leases $507,135 of office equipment, with related accumulated depreciation of $331,673, under non-cancelable capital lease agreements expiring at various dates through 2000. Maintenance, insurance, and tax expenses are the responsibility of the Company under the agreements.

Operating lease expense was $1,865,688, $370,597 and $342,635 for 1998, 1997 and 1996, respectively.

The future annual minimum lease payments under all capital leases, together with the present value of the minimum lease payments, and the future minimum rental payments required under all operating leases that have initial or remaining lease terms in excess of one year are as follows:

Year ending December 31:       CAPITAL LEASES           OPERATING LEASES

1999                               81,581                   2,041,715
2000                                6,398                   1,598,126
2001                                                        1,198,072
2002                                                        1,013,086
2003                                                          662,464
Thereafter                                                    660,242
                              -----------                 -----------
Total minimum lease payments       87,979                 $ 7,173,705
                                                          ===========
Less amount representing
  interest                         (1,418)
                              -----------
Present value of net
  minimum payments            $    86,561
                              ===========

The Company is also the lessor of certain of its main office facilities to an unrelated third party, under an operating lease which expires March 31, 1999. Minimum future rentals under this lease to be received are approximately $109,500.

7. COMMITMENTS AND CONTINGENCIES

Self-Insurance - The Company is self insured with respect to medical and dental claims for United States employees. The Company has obtained stop-loss insurance for claims in excess of $50,000 per individual per year and $1,000,000 lifetime maximum per individual. The Company has recorded an estimated liability for self-insured claims incurred but not reported at December 31, 1998 and 1997 of $331,000 and $202,000, respectively. The Company is also self insured with respect to short term disability claims.

Property, plant and equipment - The Company has commitments under contracts for the purchase of property, plant and equipment. Portions of such contracts at December 31, 1998 are not reflected in the consolidated financial statements. These unrecorded commitments amounted to approximately $244,698 of outstanding equipment purchase commitments and $5,124,776 of outstanding building purchases.


8. INCOME TAXES

The components of income tax expense (benefit) were as follows:

                            1998                       1997                      1996

Federal:
  Current                 $   600,000               $   279,000                $   511,000
  Deferred                    272,000                   101,000                    554,000
                          -----------               -----------                -----------
     Total Federal            872,000                   380,000                  1,065,000
                          -----------               -----------                -----------
State and Local:
    Current                   160,000                    78,000                    105,000
    Deferred                   77,000                    91,000                    188,000
                          -----------               -----------                -----------
     Total State and Local    237,000                   169,000                    293,000
Foreign
     Current                  153,000
                          -----------               -----------                -----------
Total                     $ 1,262,000               $   549,000                $ 1,358,000
                          ===========               ===========                ===========

Total earnings before income taxes in 1998 is comprised of $354,705 foreign earnings and $2,330,064 domestic earnings. There were no foreign earnings in 1997 or 1996.

Significant differences between income taxes recorded for financial reporting purposes and income taxes calculated using the Federal statutory rate of 34% are as follows:

                                                1998                 1997                  1996

Tax expense at statutory rate               $   913,000            $ 354,000             $ 1,155,000
State and local tax expense (benefit),
  net of federal benefit                        156,000              111,000                 194,000
Non deductible goodwill                         156,000              156,000                 156,000
Other                                            37,000              (72,000)               (147,000)
                                            -----------            ---------             -----------
Total                                       $ 1,262,000            $ 549,000             $ 1,358,000
                                            ===========            =========             ===========

Deferred income taxes recorded in the consolidated balance sheets at December 31, 1998 and 1997 consist of the following:

                                                       1998                       1997

Deferred tax assets:
State tax credit (expires 2001)                    $   357,000                $   222,000
AMT carryforwards (no expiration date)                                             36,000
Allowance for doubtful accounts                        183,000                    134,000
Net operating loss carryforwards                        96,000                    112,000
Inventory                                              105,000                     90,000
Other                                                  126,000                    131,000
                                                   -----------                -----------
        Total deferred tax assets                      867,000                    725,000
                                                   -----------                -----------
Deferred tax liabilities:
Depreciation                                         1,908,000                  1,684,000
Other                                                  296,000                     29,000
                                                   -----------                -----------
        Total deferred tax liabilities               2,204,000                  1,713,000
                                                   -----------                -----------
Net deferred tax (liability)                       $(1,337,000)               $ (988,000)
                                                   ===========                ===========

The Company has available net operating loss carry forwards for tax purposes of approximately $216,000 which expire in 2005 which may only be used to offset future taxable income of Metatec/Discovery Systems, Inc. (a wholly-owned subsidiary of the Company).

Based on management's projection of income the Company will more likely than not realize such benefits of such state tax credits.

9. BENEFIT PLANS


Substantially all U.S. associates are enrolled in a Company-sponsored defined contribution plan established under Section 401(k) of the Internal Revenue Code. The Company's contribution under the plan was approximately $284,100, $170,300 and $170,700 for 1998, 1997 and 1996, respectively. During 1998, the
Company increased it's contribution to 75% of the associate's contribution up to a maximum of 3.75% of the associate's annual compensation. The funds are invested in mutual funds.

The company initiated a discretionary common stock award program for employees during 1996. The value of the 1997 and 1996 stock awards was $31,480 and $20,775, respectively. The program was discontinued at the end of 1997.

The company initiated a performance sharing plan (Open Book Management Plan) for employees during 1998. All employees are eligible for this plan after a six month waiting period. Each employee is assigned points at the beginning of the year, and these points pay quarterly bonuses based on actual results as compared to planned results. The Company recorded $1,106,756 in performance sharing bonuses earned for 1998, of which $438,293 was paid as of December 31, 1998.

10. STOCK OPTION PLANS

In 1992, the Company established a Directors' Stock Option Plan under which a maximum of 210,000 Common Shares may be issued. This Plan, as amended, automatically grants 2,500 options to each non-employee director on the day after the Company's annual meeting of shareholders. These options are fully vested on the grant date. In addition, for each non-employee director, when they first become a director, the Plan automatically grants 10,000 one time options. This one time option vests in equal installments over a four year period. As of December 31, 1998, there have been 164,925 options granted of which 30,080 were forfeited, 22,345 were exercised and 102,500 are exercisable.

The option price of shares subject to an option for the Directors' Stock Option Plans is the fair market value of the shares at the time the option is granted. No options issued are exercisable after five years from the date of grant.

The Company established the 1990 Stock Option Plan under which a maximum of 1,610,000 Common Shares may be issued. 600,000 of these options are subject to shareholder approval at the Company's next annual meeting. This Plan, as amended, is available to officers and key employees of the Company or its subsidiary corporations and, in the case of non-qualified options, directors of subsidiaries of the Company (other than directors of such subsidiaries who are also directors of the Company). As of December 31, 1998, there have been 1,987,550 options granted of which 770,400 were forfeited, 267,575 were exercised and 408,300 are exercisable.

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

At December 31, 1998, no incentive options had been granted. Both incentive and non-qualified options vest over a period of from one to four years from the date of grant, and are not exercisable after 10 years from the date of grant. The option price of both incentive options and non-qualified options is equal to the fair market value of the shares at the time the options are granted.

The following summarizes all stock option transactions from January 1, 1996 through December 31, 1998:

                                                               Per Share                Weighted Average
                                             Shares           Option Price               Exercise Price

Outstanding at December 31, 1995             405,477         $1.50 to $11.50                 $ 8.29
Granted                                      268,100         $6.63 to $12.88                 $ 9.96
Exercised                                    (15,961)        $1.50 to $11.50                 $ 7.10
Terminated                                   (11,750)        $9.37 to $11.50                 $10.58
                                           ---------
Outstanding at December 31, 1996             645,866         $1.50 to $12.88                 $ 8.97
Granted                                      806,000         $4.13 to $ 6.00                 $ 5.19
Exercised                                    (28,711)        $1.75 to $ 5.50                 $ 4.55
Terminated                                  (520,000)        $4.38 to $11.50                 $ 9.03
                                           ---------
Outstanding at December 31, 1997             903,155         $1.50 to $12.88                 $ 5.70
Granted                                      412,200         $3.88 to $ 6.13                 $ 4.96
Exercised                                    (45,000)        $1.50 to $ 1.75                 $ 1.57
Terminated                                  (208,280)        $4.25 to $12.88                 $ 5.77
                                           ---------
Outstanding at December 31, 1998           1,062,075         $1.50 to $12.88                 $ 5.58
                                           =========

The following presents information for common shares exercisable as of December 31:

                                                1998              1997               1996

Weighted Average Exercise Price               $  6.35           $  6.68            $  8.80
                                              =======           =======            =======
Common Shares Exercisable                     510,800           186,455            546,216
                                              =======           =======            =======

The following table summarizes information about options outstanding at December 31, 1998:

               Options Outstanding                                            Options Exercisable

                                   Weighted-Average
Range of                              Remaining              Weighted-Average                      Weighted-Average
Exercise Prices       Number       Contractual Life           Exercise Price          Number        Exercise Price

$ 1.50 - $ 1.75       22,500             1.8                      $ 1.56              22,500            $ 1.56
$ 3.50 - $ 4.38      340,100             8.4                      $ 4.19              84,525            $ 4.24
$ 5.13 - $ 6.00      605,700             8.9                      $ 5.67             312,500            $ 6.00
$ 6.13 - $11.00       32,775             2.5                      $ 9.13              30,275            $ 8.97
$11.25 - $12.88       61,000             0.4                      $11.52              61,000            $11.52
                   ---------                                                         -------
                   1,062,075                                      $ 5.58             510,800            $ 6.35
                   =========                                                         =======

The weighted average fair value of options granted during 1998, 1997 and 1996 were $4.96, $4.03 and $5.42, respectively.

At December 31, 1998, 510,800 common shares under option were exercisable and 75,155 and 392,850 common shares (total of 468,005) were reserved for future grant under the 1992 Directors' Stock Option Plan and the 1990 Stock Option Plan, respectively.

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement No. 123, the Company's net earnings and net earnings per common share, net of related income tax benefits, would have resulted in the amounts as reported below. In determining the estimated fair value of each option granted on the date of grant, the Company uses the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 1998, 1997 and 1996, respectively: dividend yield of 0%; expected volatility of 61%, 56% and 49%; risk-free interest rates of 6.4%, and expected life of 6 years.


                                                    1998               1997             1996

Net earnings -
  As reported                                    $ 1,422,769         $  491,534      $ 2,040,728
  Pro forma                                      $   810,441         $ (661,075)     $ 1,186,304

Earnings per share -
  As reported
       Basic                                     $      0.23         $     0.07      $      0.29
       Diluted                                   $      0.23         $     0.07      $      0.29

  Pro forma -
       Basic                                     $      0.13         $    (0.10)     $      0.17
       Diluted                                   $      0.13         $    (0.09)     $      0.17

The pro forma amounts are not representative of the effects on reported net earnings or earnings per common share for future years.




11. RELATED PARTY TRANSACTIONS

In 1996, the Company purchased, for cash, real estate from a partnership in which an officer/shareholder of the Company is a partner. The tract of land acquired included approximately five acres and the purchase price totaled approximately $485,000. The land which is adjacent to the existing manufacturing facility, is currently being utilized for the distribution center expansion, described above.

12. SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

In June 1997 the FASB issued Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). The new rules establish revised standards for public companies relating to the reporting of financial information about operating segments. In accordance with SFAS 131, the Company has determined that it has one reportable segment. However, the Company does operate in two primary geographic areas.

Revenues are attributed to specific geographical areas based on origin of order generation. Geographic information for the years ended December 31 are as follows:

1998                         U.S.                       EUROPE
----                         ----                       ------
Sales                   $ 76,630,600                 $ 4,288,528
Long-lived assets       $ 69,634,124                 $ 6,646,296

1997
Sales                   $ 48,933,634                 $         0
Long-lived assets       $ 41,879,689                 $         0

1996
Sales                   $ 46,150,105                 $         0
Long-lived assets       $ 41,484,808                 $         0


The Company had one customer that accounted for approximately 11.5% of net sales in 1996; no other customer accounted for greater than 10% of net sales for any of the three years in the period ended December 31, 1998.


13. CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarter Ended                     March 31            June 30          September 30          December 31

1998
Net Sales                       $14,717,057         $14,085,060         $18,981,471          $33,135,540
Gross Profit                      4,886,682           4,886,899           5,490,248            8,378,908
Net Earnings                        578,069             475,676             179,534              189,490
Net Earnings per
 common share:
  Basic                         $      0.09         $      0.08         $      0.03          $      0.03
  Diluted                       $      0.09         $      0.08         $      0.03          $      0.03

1997
Net Sales                       $11,678,574         $12,007,932         $11,890,865          $13,356,263
Gross Profit                      3,625,987           3,991,610           3,402,072            4,098,174
Net Earnings                       (204,011)            367,528              51,735              276,282
Net Earnings per
 common share:
   Basic                        $     (0.03)        $      0.05         $      0.01          $      0.04
   Diluted                      $     (0.03)        $      0.05         $      0.01          $      0.04

To the Board of Directors and Shareholders of Metatec Corporation:

We have audited the accompanying consolidated balance sheets of Metatec Corporation and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Metatec Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
February 25, 1999
Columbus, Ohio

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         Information required under this Item with respect to directors is contained in the Company's proxy statement which was filed with the Securities and Exchange Commission on March 22, 1999, and is hereby incorporated herein by reference. Information regarding the executive officers of the Company may be found under the caption "Executive Officers of the Company" in Part I and is also incorporated by reference into this Item 10.


ITEM 11. EXECUTIVE COMPENSATION

         Information required under this Item is contained in the Company's proxy statement which was filed with the Securities and Exchange Commission on March 22, 1999, and is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required under this Item is contained in the Company's proxy statement which was filed with the Securities and Exchange Commission on March 22, 1999, and is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)   FINANCIAL STATEMENTS

                  The following financial statements of the Company are included in Item 8:

                  Consolidated Balance Sheets as of December 31, 1998 and 1997

                  Consolidated Statements of Earnings for the Years Ended December 31, 1998, 1997 and 1996

                  Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

                  Notes to Consolidated Financial Statements

                  Independent Auditors' Report

         (a)(2)   FINANCIAL STATEMENT SCHEDULES

                  The following independent auditors' report and financial statement schedule for the years ended December 31, 1998, 1997 and 1996 are included in this report following the signatures and should be read in conjunction with the Consolidated Financial Statements included in Item 8:

                  Independent Auditors' Report on Financial Statement Schedule

                  Schedule II - Consolidated Valuation and Qualifying Accounts and Reserves

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

         (a)(3)   LISTING OF EXHIBITS

                                                                            If Incorporated by Reference,
Exhibit                                                                     Document with which Exhibit was
  No.                           Description of Exhibit                      Previously Filed with SEC
-------                         ----------------------                      -------------------------

2                               Asset Purchase Agreement dated July         Current Report on Form 8-K dated
                                29, 1998, among Metatec Corporation,        September 11, 1998 (See Exhibit 2
                                Metatec Acquisition Corp., Metatec          therein).
                                International B.V., Imation Corp.,
                                Imation International B.V., and
                                Imation Enterprises Corp.

3(a)                            Amended and Restated                        Amendment No. 2 to Registration
                                Articles of Incorporation                   Statement on Form S-1, File No.
                                of Metatec Corporation                      33-60878 (see Exhibit 3(a) therein).

3(b)                            Amended and Restated By-laws                Registration Statement on Form S-1,
                                of Metatec Corporation                      File No. 33-60878 (see Exhibit 3(d)
                                                                            therein).

4                               Form of Share Certificate                   Amendment No. 2 to Registration
                                                                            Statement on Form S-1, File No.
                                                                            33-60878 (see Exhibit 4 therein).

10(a)*                          Metatec Corporation 1990 Directors'         Registration Statement on Form S-8,
                                Stock Option Plan and Amendment No. 1       File No. 33-48021 (see Exhibit 4(d)
                                thereto                                     therein).

10(b)*                          Amended and Restated Employment             Annual Report on Form 10-K for the
                                Agreement dated March 23, 1993,             fiscal year ended December 31, 1992
                                between Metatec Corporation and             (See Exhibit 10(h) therein).
                                Jeffrey M. Wilkins

10(c)*                          First Amendment to Amended and              Annual Report on Form 10-K for the
                                Restated Employment Agreement dated         fiscal year ended December 31, 1995
                                March 21, 1996, between Metatec             (See Exhibit 10(c) therein).
                                Corporation and Jeffrey M. Wilkins

                                                                            If Incorporated by Reference,
Exhibit                                                                     Document with which Exhibit was
  No.                           Description of Exhibit                      Previously Filed with SEC
-------                         ----------------------                      -------------------------

10(d)*                          Second Amendment to Amended and             Contained herein.
                                Restated Employment Agreement dated
                                February 17, 1999, between Metatec
                                Corporation and Jeffrey M. Wilkins

10(e)*                          Metatec Corporation 1990 Stock Option       Annual Report on Form 10-K for the
                                Plan                                        fiscal year ended December 31, 1991
                                                                            (see Exhibit 10(k) therein).

10(f)*                          Amendment No. 1 to Metatec Corporation      Registration Statement on Form S-8,
                                1990 Stock Option Plan                      File No. 33-48022 (see Exhibit 4(d)
                                                                            therein).

10(g)*                          Amendment No. 2 to Metatec Corporation      Annual Report on Form 10-K for the
                                1990 Stock Option Plan                      fiscal year ended December 31, 1992
                                                                            (see Exhibit 10(k) therein).

10(h)*                          Amendment No. 3 to Metatec Corporation      Annual Report on Form 10-K for the
                                1990 Stock Option Plan                      fiscal year ended December 31, 1993
                                                                            (see Exhibit 10(g) therein).

10(i)*                          Amendment No. 4 to Metatec Corporation      Annual Report on Form 10-K for the
                                1990 Stock Option Plan                      fiscal year ended December 31, 1995
                                                                            (See Exhibit 10(h) therein).

10(j)*                          Amendment No. 5 to Metatec Corporation      Annual Report on Form 10-K for the
                                1990 Stock Option Plan                      fiscal year ended December 31, 1997
                                                                            (See Exhibit 10(I) therein).

10(k)*                          Metatec Corporation 1992 Directors'         Registration Statement on Form S-8,
                                Stock Option Plan                           File No. 33-5200 (see Exhibit 4(c)
                                                                            therein).

10(l)*                          Amendment No. 1 to Metatec Corporation      Annual Report on Form 10-K for the
                                1992 Directors' Stock Option Plan           fiscal year ended December 31, 1993
                                                                            (see Exhibit 10(i) therein).

                                                                            If Incorporated by Reference,
Exhibit                                                                     Document with which Exhibit was
  No.                           Description of Exhibit                      Previously Filed with SEC
-------                         ----------------------                      -------------------------

10(m)*                          Amendment No. 2 to Metatec Corporation      Annual Report on Form 10-K for the
                                1992 Directors' Stock Option Plan           fiscal year ended December 31, 1995
                                                                            (see Exhibit 10(k) therein).

10(n)*                          Amendment No. 3 to Metatec Corporation      Annual Report on Form 10-K for the
                                1992 Directors' Stock Option Plan           fiscal year ended December 31, 1995
                                                                            (see Exhibit 10(i) therein).

10(o)*                          Amendment No. 4 to Metatec Corporation      Annual Report on Form 10-K for the
                                1992 Directors' Stock Option Plan           fiscal year ended December 31, 1996
                                                                            (see Exhibit 10(m) therein).

10(p)*                          Metatec Corporation Open Book               Contained herein.
                                Management Plan

10(q)*                          Metatec Corporation Directors Deferred      Annual Report on Form 10-K for the
                                Compensation Plan                           fiscal year ended December 31, 1997
                                                                            (see Exhibit 10(p) therein).


10(r)                           Form of Indemnification Agreement           Annual Report on Form 10-K for the
                                between Metatec Corporation and each        fiscal year ended December 31, 1992
                                of its officers and directors               (see Exhibit 10(q) therein).

10(s)                           Patent License Agreement for Disc           Amendment No. 1 to Registration
                                Products dated July 1, 1986, between        Statement on Form S-1, File No.
                                Metatec/ Discovery Systems, Inc. and        33-60878 (see Exhibit 10(t) therein).
                                Discovision Associates

10(t)                           CD Disc License Agreement dated             Amendment No. 1 to
                                January 1, 1986, between U.S.               Registration Statement on
                                Philips Corporation and                     Form S-1, File No. 33-60878 (see
                                Metatec/ Discovery Systems, Inc.            Exhibit 10(u) therein).

                                                                            If Incorporated by Reference,
Exhibit                                                                     Document with which Exhibit was
  No.                           Description of Exhibit                      Previously Filed with SEC
-------                         ----------------------                      -------------------------

10(u)                           Optical Disc Corporation NPR                Amendment No. 1 to
                                Technology License Agreement between        Registration Statement on
                                Optical Disc Corp-oration and               Form S-1, File No. 33-60878 (see
                                Metatec/Discovery Systems effective         Exhibit 10(v) therein).
                                March 2, 1992

10(v)                           Loan Agreement dated September 11,          Current Report on Form 8-K dated
                                1998, among Metatec Corporation, Bank       September 11, 1998 (See Exhibit 10(a)
                                One, NA, The Huntington National Bank,      therein).
                                other financial institutions from time
                                to time a party thereto, as banks, and
                                The Huntington National Bank, as
                                administrative agent for the banks.

10(w)                           Construction Loan Agreement dated           Contained herein.
                                January 15, 1999, between The
                                Huntington National Bank and Metatec
                                Corporation


21                              Subsidiaries of Metatec                     Contained herein.
                                Corporation

23                              Consent of Deloitte & Touche LLP            Contained herein.

24(a)                           Powers of Attorney for Peter J. Kight       Annual Report on Form 10-K for the
                                and A. Grant Bowen                          fiscal year ended December 31, 1994
                                                                            (see Exhibit 24 therein).

24(b)                           Powers of Attorney for Jerry D. Miller      Annual Report on Form 10-K for the
                                                                            fiscal year ended December 31, 1993
                                                                            (see Exhibit 24 therein).

24(c)                           Power of Attorney for James V. Pickett      Annual Report on Form 10-K for the
                                                                            fiscal year ended December 31, 1995
                                                                            (see Exhibit 24(c) therein).


                                                                            If Incorporated by Reference,
Exhibit                                                                     Document with which Exhibit was
  No.                           Description of Exhibit                      Previously Filed with SEC
-------                         ----------------------                      -------------------------

24(d)                           Power of Attorney for Joseph F.             Annual Report on Form 10-K for the
                                Keeler, Jr.                                 fiscal year ended December 31, 1997
                                                                            (see Exhibit 24(d) therein).

27                              Financial Data Schedule                     Contained herein.


*Executive compensation plans and arrangements required to be filed pursuant to
Item 601(b)(10) of Regulation S-K.

         (b)      REPORTS ON FORM 8-K

                  On November 25, 1998, the Company filed a Form 8-K/A (dated November 25, 1998) amending its Form 8-K (dated September 11,
                  1998) filed on September 29, 1998. The Form 8-K (dated September 11, 1998) reported under Item 2 the completion of the Company's purchase of the CD-ROM services business assets of Imation Corporation (the "Acquired Business"). The Form 8-K/A (dated November 25, 1998) reported under Item 7 and included: (i) the audited balance sheets of the Acquired Business as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997; (ii) the unaudited balance sheet of the Acquired Business as of June 30, 1998, and the statements of operations for the six-month periods ended June 30, 1998 and 1997; and (iii) the unaudited condensed pro forma combined balance sheet of the Company and the Acquired Business at June 30, 1998, and the combined statements of earnings for the year ended December 31, 1997 and the six-month period ended June 30, 1998.

         (c)      EXHIBITS

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

                                METATEC CORPORATION

Date:  March 30, 1999           By /s/ Jeffrey M. Wilkins
                                  -------------------------------------------
                                   Jeffrey M. Wilkins, Chairman of the Board
                                         President, and Chief Executive Officer

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

                  Signature                    Title                                        Date
                  ---------                    -----                                        ----

/s/ Jeffrey M. Wilkins                         Chairman of the Board,                   March 30, 1999
------------------------------------           Chief Executive Officer
Jeffrey M. Wilkins                             (principal executive
                                               officer) and Director

/s/ Julia A. Pollner                           Senior Vice President, Finance,          March 30, 1999
------------------------------------           Secretary, and Treasurer
Julia A. Pollner                               (principal financial officer
                                               and principal accounting officer)

Peter J. Kight*                                Director                                 March 30, 1999
------------------------------------
Peter J. Kight

Jerry D. Miller*                               Director                                 March 30, 1999
------------------------------------
Jerry D. Miller

A. Grant Bowen*                                Director                                 March 30, 1999
------------------------------------
A. Grant Bowen

James V. Pickett*                              Director                                 March 30, 1999
------------------------------------
James V. Pickett

Joseph F. Keeler, Jr.*                         Director                                 March 30, 1999
---------------------------------
Joseph F. Keeler, Jr.

         *Jeffrey M. Wilkins, by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.


By /s/ Jeffrey M. Wilkins                            March 30, 1999
   -----------------------------------------
       Jeffrey M. Wilkins, Attorney In Fact

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Metatec Corporation:

We have audited the consolidated financial statements of Metatec Corporation and subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 25, 1999; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Metatec Corporation and subsidiaries listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
March 29, 1999
Columbus, Ohio

METATEC CORPORATION AND SUBSIDIARIES

SCHEDULE II CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


               Column A                    Column B               Column C              Column D       Column E
                                                        -----------------------------
                                          Balance at     Charged to     Charged to                    Balance At
                                         Beginning of     Costs and       Other                         End Of
             Description                     Year         Expenses       Accounts     Deductions(A)      Year
1998
ALLOWANCE FOR DOUBTFUL ACCOUNTS
RECEIVABLE                             $301,000         $260,000                     $71,000          $490,000
                                       ========         ========                     =======          ========
1997
ALLOWANCE FOR DOUBTFUL ACCOUNTS
RECEIVABLE                             $321,000         $7,000                       $27,000          $301,000
                                       ========         ======                       =======          ========
1996
ALLOWANCE FOR DOUBTFUL ACCOUNTS
RECEIVABLE                             $338,000         $124,382                     $141,382         $321,000
                                       ========         ========                     ========         ========

(A) Amount represents uncollectible accounts written off.

                                  EXHIBIT INDEX

                                                                            If Incorporated by Reference,
Exhibit                                                                     Document with which Exhibit was
  No.                           Description of Exhibit                      Previously Filed with SEC
-------                         ----------------------                      -------------------------

2                               Asset Purchase Agreement dated July         Current Report on Form 8-K dated September 11,
                                29, 1998, among Metatec Corporation,        1998 (See Exhibit 2 therein).
                                Metatec Acquisition Corp., Metatec
                                International B.V., Imation Corp.,
                                Imation International B.V., and
                                Imation Enterprises Corp.

3(a)                            Amended and Restated                        Amendment No. 2 to Registration Statement on
                                Articles of Incorporation                   Form S-1, File No. 33-60878 (see Exhibit 3(a)
                                of Metatec Corporation                      therein).

3(b)                            Amended and Restated By-laws                Registration Statement on Form S-1, File No.
                                of Metatec Corporation                      33-60878 (see Exhibit 3(d) therein).

4                               Form of Share Certificate                   Amendment No. 2 to Registration
                                                                            Statement on Form S-1, File No.
                                                                            33-60878 (see Exhibit 4 therein).

10(a)                           Metatec Corporation 1990 Directors'         Registration Statement on Form S-8, File No.
                                Stock Option Plan and Amendment No. 1       33-48021 (see Exhibit 4(d) therein).
                                thereto

10(b)                           Amended and Restated Employment             Annual Report on Form 10-K for the fiscal year
                                Agreement dated March 23, 1993,             ended December 31, 1992 (See Exhibit 10(h)
                                between Metatec Corporation and             therein).
                                Jeffrey M. Wilkins

10(c)                           First Amendment to Amended and              Annual Report on Form 10-K for the fiscal year
                                Restated Employment Agreement dated         ended December 31, 1995 (See Exhibit 10(c)
                                March 21, 1996, between Metatec             therein).
                                Corporation and Jeffrey M. Wilkins

10(d)                           Second Amendment to Amended and             Contained herein.
                                Restated Employment Agreement dated
                                February 17, 1999, between Metatec
                                Corporation and Jeffrey M. Wilkins

10(e)                           Metatec Corporation 1990 Stock Option       Annual Report on Form 10-K for the fiscal year
                                Plan                                        ended December 31, 1991 (see Exhibit 10(k)
                                                                            therein).

10(f)                           Amendment No. 1 to Metatec Corporation      Registration Statement on Form S-8, File No.
                                1990 Stock Option Plan                      33-48022 (see Exhibit 4(d) therein).

10(g)                           Amendment No. 2 to Metatec Corporation      Annual Report on Form 10-K for the fiscal year
                                1990 Stock Option Plan                      ended December 31, 1992 (see Exhibit 10(k)
                                                                            therein).

10(h)                           Amendment No. 3 to Metatec Corporation      Annual Report on Form 10-K for the fiscal year
                                1990 Stock Option Plan                      ended December 31, 1993 (see Exhibit 10(g)
                                                                            therein).

10(i)                           Amendment No. 4 to Metatec Corporation      Annual Report on Form 10-K for the fiscal year
                                1990 Stock Option Plan                      ended December 31, 1995 (See Exhibit 10(h)
                                                                            therein).

10(j)                           Amendment No. 5 to Metatec Corporation      Annual Report on Form 10-K for the fiscal year
                                1990 Stock Option Plan                      ended December 31, 1997 (See Exhibit 10(I)
                                                                            therein).

10(k)                           Metatec Corporation 1992 Directors'         Registration Statement on Form S-8, File No.
                                Stock Option Plan                           33-5200 (see Exhibit 4(c) therein).

10(l)                           Amendment No. 1 to Metatec Corporation      Annual Report on Form 10-K for the fiscal year
                                1992 Directors' Stock Option Plan           ended December 31, 1993 (see Exhibit 10(i)
                                                                            therein).

10(m)                           Amendment No. 2 to Metatec Corporation      Annual Report on Form 10-K for the fiscal year
                                1992 Directors' Stock Option Plan           ended December 31, 1995 (see Exhibit 10(k)
                                                                            therein).
10(n)                           Amendment No. 3 to Metatec Corporation      Annual Report on Form 10-K for the fiscal year
                                1992 Directors' Stock Option Plan           ended December 31, 1995 (see Exhibit 10(i)
                                                                            therein).

10(o)                           Amendment No. 4 to Metatec Corporation      Annual Report on Form 10-K for the fiscal year
                                1992 Directors' Stock Option Plan           ended December 31, 1996 (see Exhibit 10(m)
                                                                            therein).

10(p)                           Metatec Corporation Open Book               Contained herein.
                                Management Plan

10(q)                           Metatec Corporation Directors Deferred      Annual Report on Form 10-K for the fiscal year
                                Compensation Plan                           ended December 31, 1997 (see Exhibit 10(p)
                                                                            therein).


10(r)                           Form of Indemnification Agreement           Annual Report on Form 10-K for the fiscal year
                                between Metatec Corporation and each        ended December 31, 1992 (see Exhibit 10(q)
                                of its officers and directors               therein).

10(s)                           Patent License Agreement for Disc           Amendment No. 1 to Registration
                                Products dated July 1, 1986, between        Statement on Form S-1, File No. 33-60878 (see
                                Metatec/ Discovery Systems, Inc. and        Exhibit 10(t) therein).
                                Discovision Associates

10(t)                           CD Disc License Agreement dated             Amendment No. 1 to Registration
                                January 1, 1986, between U.S.               Statement on Form S-1, File No. 33-60878 (see
                                Philips Corporation and                     Exhibit 10(u) therein).
                                Metatec/ Discovery Systems, Inc.

10(u)                           Optical Disc Corporation NPR                Amendment No. 1 to Registration
                                Technology License Agreement between        Statement on Form S-1, File No. 33-60878 (see
                                Optical Disc Corporation and                Exhibit 10(v) therein).
                                Metatec/Discovery Systems effective
                                March 2, 1992

10(v)                           Loan Agreement dated September 11,          Current Report on Form 8-K dated September 11, 1998,
                                among Metatec Corporation, Bank 1998        (See Exhibit 10(a) therein).
                                One, NA, The Huntington National Bank,
                                other financial institutions from time
                                to time a party thereto, as banks, and
                                The Huntington National Bank, as
                                administrative agent for the banks

10(w)                           Construction Loan Agreement dated           Contained herein.
                                January 15, 1999, between The
                                Huntington National Bank and Metatec
                                Corporation

21                              Subsidiaries of Metatec                     Contained herein.
                                Corporation

23                              Consent of Deloitte & Touche LLP            Contained herein.

24(a)                           Powers of Attorney for Peter J. Kight       Annual Report on Form 10-K for the fiscal year
                                and A. Grant Bowen                          ended December 31, 1994 (see Exhibit 24
                                                                            therein).

24(b)                           Powers of Attorney for Jerry D. Miller      Annual Report on Form 10-K for the fiscal year
                                                                            ended December 31, 1993 (see Exhibit 24
                                                                            therein).

24(c)                           Power of Attorney for James V. Pickett      Annual Report on Form 10-K for the fiscal year
                                                                            ended December 31, 1995 (see Exhibit 24(c)
                                                                            therein).

24(d)                           Power of Attorney for Joseph F.             Annual Report on Form 10-K for the fiscal year
                                Keeler, Jr.                                 ended December 31, 1997 (see Exhibit 24(d)
                                                                            therein).

27                              Financial Data Schedule                     Contained herein.