Form 10-Q
period 1999-03-31
METATEC CORP
filed 1999-05-03
CIK 203200

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

         ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

   Number of Common Shares outstanding as of May 3, 1999: 6,075,613




                                     1 of 11

                               METATEC CORPORATION
                               -------------------

                                                     INDEX                      PAGE
                                                     -----                      ----
    Part I : Financial Information
         Item 1 - Financial Statements

                  Condensed Consolidated Balance Sheets as of March 31,
                  1999 (unaudited) and December 31, 1998                        3

                  Condensed Consolidated Statements of Earnings
                  for the three months ended March 31, 1999
                  and 1998 (unaudited)                                          4

                  Condensed Consolidated Statement of Shareholders'
                  Equity for the three months ended
                  March 31, 1999 (unaudited)                                    5

                  Condensed Consolidated Statements of Cash Flows
                  for the three months ended March 31,
                  1999 and 1998 (unaudited)                                     6

                  Notes to Condensed Consolidated Financial
                  Statements (unaudited)                                        7

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                 8-9

         Item 3 - Quantitative and Qualitative Disclosures about
                  Market Risk                                                   9

    Part II: Other Information
                  Items 1-6                                                     10
                  Signatures                                                    10

                                    2 of 11

                         PART 1 - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS


METATEC CORPORATION                                                                        (Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS                                                        March 31,       December 31,
                                                                                               1999             1998
---------------------------------------------------------------------------------------   -------------    -------------

ASSETS

Current assets:
   Cash and cash equivalents                                                              $   2,868,754    $   2,557,221
   Accounts receivable, net of allowance for doubtful accounts of $494,000 and $490,000      21,225,192       21,635,889
   Inventory                                                                                  3,462,798        3,207,460
   Prepaid expenses                                                                           1,321,749        1,037,945
   Prepaid income taxes                                                                             -            580,879
   Deferred income taxes                                                                        143,000          143,000
                                                                                          -------------    -------------
      Total current assets                                                                   29,021,493       29,162,394

Property, plant and equipment - net                                                          56,057,918       55,827,054

Goodwill - net                                                                               20,041,482       20,453,366
                                                                                          -------------    -------------

TOTAL ASSETS                                                                              $ 105,120,893    $ 105,442,814
                                                                                          =============    =============

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                       $  10,963,542    $  12,052,442
   Accrued royalties                                                                          1,296,848        2,053,691
   Accrued personal property taxes                                                            1,240,530          993,399
   Other accrued expenses                                                                     1,459,567        2,526,684
   Accrued payroll                                                                            1,814,586        1,598,507
   Unearned income                                                                              259,566          156,440
   Current maturities of long-term debt and capital lease obligations                         3,059,402        3,080,185
                                                                                          -------------    -------------
      Total current liabilities                                                              20,094,041       22,461,348

Long-term debt and capital lease obligations, less current maturities                        40,865,759       39,506,376
Other long-term liabilities                                                                      56,213           45,193
Deferred income taxes                                                                         1,480,000        1,480,000
                                                                                          -------------    -------------
  Total liabilities                                                                          62,496,013       63,492,917
                                                                                          -------------    -------------

Shareholders' equity:
  Common stock, $.10 par value; authorized 10,083,500 shares;
    issued 1999 - 7,157,355 shares; 1998 - 7,153,480                                            715,736          715,348
  Additional paid-in capital                                                                 34,229,402       34,218,577
  Accumulated other comprehensive income                                                       (161,057)          32,963
  Retained earnings                                                                          13,663,336       12,805,546
  Treasury stock, at cost  - 1,081,742 shares                                                (5,822,537)      (5,822,537)
                                                                                          -------------    -------------
    Total shareholders' equity                                                               42,624,880       41,949,897
                                                                                          -------------    -------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                                  $ 105,120,893    $ 105,442,814
                                                                                          =============    =============

See notes to condensed consolidated financial statements.

METATEC CORPORATION
CONDENSED CONSOLIDATED  STATEMENTS  OF  EARNINGS (UNAUDITED)

                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                          1999            1998
--------------------------------------------------   ------------    ------------

NET SALES                                            $ 31,067,983    $ 14,717,057

Cost of sales                                          21,000,320       9,830,375
                                                     ------------    ------------

Gross profit                                           10,067,663       4,886,682

Selling, general and administrative expenses            7,823,529       3,776,106
                                                     ------------    ------------

OPERATING EARNINGS                                      2,244,134       1,110,576

Other income and (expense):
       Investment income                                   13,669          14,626
       Interest expense                                  (740,013)        (66,292)
                                                     ------------    ------------

EARNINGS BEFORE INCOME TAXES                            1,517,790       1,058,910

Income taxes                                              660,000         480,841
                                                     ------------    ------------

NET  EARNINGS                                        $    857,790    $    578,069
                                                     ============    ============

NET EARNINGS  PER COMMON SHARE
       Basic                                         $       0.14    $       0.09
                                                     ============    ============
       Diluted                                       $       0.14    $       0.09
                                                     ============    ============

WEIGHTED  AVERAGE  NUMBER  OF  SHARES  OUTSTANDING
       Basic                                            6,072,677       6,069,980
                                                     ============    ============
       Diluted                                          6,163,098       6,113,884
                                                     ============    ============

See notes to condensed consolidated financial statements.

METATEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                          Additional
                                             Common         Paid-in        Retained      Accumulated Other Treasury
                                             Stock          Capital        Earnings    Comprehensive Income  Stock         Total
--------------------------------------   ------------    ------------    ------------   ------------    ------------   -------------

BALANCE AT DECEMBER 31, 1998                  715,348    $ 34,218,577    $ 12,805,546   $     32,963    $ (5,822,537)  $ 41,949,897

Net earnings                                                                  857,790                                       857,790

Accumulated other comprehensive income                                                      (194,020)                      (194,020)
                                                                                                                       ------------
       Comprehensive Income                                                                                                 663,770

Stock options exercised                           388          10,825                                                        11,213

                                         ------------    ------------    ------------   ------------    ------------   ------------
BALANCE AT MARCH 31, 1999                $    715,736    $ 34,229,402    $ 13,663,336   $   (161,057)   $ (5,822,537)  $ 42,624,880
                                         ============    ============    ============   ============    ============   ============

See notes to consolidated financial statements.

METATEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the three months ended March 31,                                   1999           1998
-------------------------------------------------------------   --------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net earnings                                                 $   857,790    $   578,069
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                               3,476,369      2,098,695
      Net loss on sales of property, plant and equipment              7,237          8,914
      Changes in assets and liabilities:
         Accounts receivable                                        184,964     (1,488,979)
         Inventory                                                 (255,532)      (170,998)
         Prepaid expenses and other assets                          286,874        (41,183)
         Accounts payable and accrued expenses                   (1,468,337)     1,463,135
         Unearned income                                            104,526         30,966
                                                                --------------------------
            Net cash provided by operating activities             3,193,891      2,478,619
                                                                --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Decrease in long-term note receivable                                  0          3,436
   Purchase of property, plant and equipment                     (4,302,887)    (2,179,158)
   Proceeds from the sales of property, plant and equipment         159,150            300
                                                                -----------    -----------
      Net cash used in investing activities                      (4,143,737)    (2,175,422)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase in long-term debt                                     2,115,759              0
   Payment of long-term debt and capital lease obligations         (777,160)      (524,306)
   Stock options exercised                                           11,213              0
   Treasury stock acquired                                                0       (790,638)
   Stock awards for employees                                             0              0
                                                                -----------    -----------
      Net cash used in financing activities                       1,349,812     (1,314,944)
                                                                -----------    -----------

   Effect of exchange rate on cash                                  (88,433)             0

Decrease in cash and cash equivalents                               311,533     (1,011,747)
Cash and cash equivalents at beginning of period                  2,557,221      1,381,057
                                                                -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 2,868,754    $   369,310
                                                                ===========    ===========

SUPPLEMENTAL  CASH  FLOW  DISCLOSURES:

   Interest paid                                                $   903,066    $    56,355
                                                                ===========    ===========

   Income taxes paid                                            $    64,999    $   365,989
                                                                ===========    ===========

  Assets purchased by the assumption of a liability             $   895,468    $   185,467
                                                                ===========    ===========

See notes to condensed consolidated financial statements.

                               METATEC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION - The consolidated balance sheet as of March 31, 1999, the consolidated statements of earnings for the three months ended March 31, 1999 and 1998, the consolidated statement of shareholders' equity for the three months ended March 31, 1999, and the consolidated statements of cash flows for the three month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with generally accepted accounting principles, the financial position, results of operations and changes in cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1998 annual report on Form 10-K. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the results for the full year.

2. PROPERTY, PLANT AND EQUIPMENT COMMITMENTS - The Company has commitments under contracts for the purchase of property, plant, and equipment. Portions of such contracts not completed as of March 31, 1999 are not reflected in the consolidated financial statements. The unrecorded commitments amounted to approximately $591,000 at March 31, 1999. This amount represents manufacturing equipment on order. The Company also has unrecorded commitments under contracts of approximately $6,720,000 for a 151,000 square foot warehouse.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1998

Net sales for the three months ended March 31, 1999 were $31,068,000, an increase of $16,351,000, or 111% over the same period of the prior year. This increase resulted primarily from CD-ROM manufacturing sales increasing $15,577,000 to $28,918,000 for the three months ended, or 117%. This increase was primarily a result of significant sales attributable to the CD-ROM services business acquired from Imation Corporation ("Imation") in September 1998, as well as internal growth in its existing business. Radio syndication sales decreased $304,000, or 23%, primarily as a result of some customers choosing to use CD-Recordable as a distribution method for smaller size orders. DVD sales accounted for $128,000, as compared to $71,000.

Gross profit was 32% of net sales for the three months ended March 31, 1999 as compared to 33% of net sales for the same period of the prior year.

Selling, general and administrative ("SG&A") expenses were $7,824,000, or 25% of net sales, for the three months ended March 31, 1999 as compared to $3,776,000, or 26% of net sales, for same period of the prior year.

Investment income was $14,000 and $15,000 for the three month periods ended March 31, 1999 and 1998, respectively.

Interest expense for the three months ended March 31, 1999 was $740,000 as compared to $66,000 for the same period of the prior year. The increase in interest expense was due to borrowings under revolving loan and term loan facilities used primarily for the acquisition of the CD-ROM services business of Imation.

The income tax expense was $660,000 for the three months ended March 31, 1999, or an effective tax rate of 44%, as compared to $481,000 for the same period of the prior year, or an effective tax rate of 45%.

Net earnings for the three months ended March 31, 1999 were $858,000, or net earnings per diluted common share of $.14, as compared to a net earnings in the same period of the prior year of $578,000, or net earnings per diluted common share of $.09. The net earnings increase was primarily a result of significant increases in revenue due to the asset acquisition from Imation which occurred in September 1998, as well as internal growth in its existing business.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES
The Company financed its business during the three months ended March 31, 1999 through cash generated from operations, the use of debt, and the use of available cash balances. Cash flow from operating activities was $3,194,000 for the three months ended March 31, 1999, as compared to $2,479,000 for the three months ended March 31, 1998.

The Company has commitments under contracts for the purchase of manufacturing equipment on order. These unrecorded commitments amounted to approximately $591,000 at March 31, 1999. The Company also has unrecorded commitments under contracts of approximately $6,720,000 for a 151,000 square foot distribution center under construction in Dublin, Ohio. The Company began construction of the distribution center in October 1998. The Company is currently financing the construction through funds available under the Company's $7,000,000 construction loan at LIBOR rate plus 165 basis points. The construction loan contains an option to convert the principal balance to a 20 year term loan, at various interest rate options. The construction loan is secured by a mortgage in the real property, fixtures, and improvements located at the Dublin, Ohio site. The Company is continuing to evaluate additional long term real estate financing options.

The Company has cash and cash equivalents of $2,869,000 as of March 31, 1999. In addition, the Company has a five year $20,000,000 revolving loan facility, of which $14,000,000 was outstanding as of March 31, 1999. A portion of this revolving loan facility, along with a five year $30,000,000 term loan facility, was used to finance the Imation asset purchase. The remaining portion of the revolving loan facility is available for general corporate purposes. Borrowing under these credit facilities bear interest, at the Company's option, at either the federal funds rate plus 50 basis points or prime rate (whichever of the two are higher) or the London Interbank offered Rate (LIBOR) rate plus a margin based upon the Company's debt coverage ratio (which ranges from not less than 75 basis points to not more than 150 basis points). These credit facilities are secured by a first lien on all non-real estate business assets of the Company and a pledge of the stock of the Company's subsidiaries. The Company is required to comply with certain fianancial and other covenants.

Management believes that current cash balances, plus the funds available under its current credit facilities, plus cash to be generated from future operations should provide sufficient capital to meet the current business needs of the Company for the foreseeable future.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company does not expect any material loss with respect to its investment portfolio.

The effect of foreign exchange rate fluctuations on the Company for the three months ended March 31, 1999 and 1998 was not material.

                           PART II - OTHER INFORMATION
                           ---------------------------

   Items 1-5.  Inapplicable.
               -------------

   Item 6.  Exhibits and Reports on Form 8-K
            ---------------------------------
         (a) Exhibits
                  The exhibits for this report follow the signature page.
         (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1999.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Metatec Corporation

                                                  /s/   Julia A. Pollner

                                                  BY: Julia A. Pollner
   Date: May 3, 1999                              Senior Vice President, Finance
                                                  and Treasurer
                                                  (authorized signatory-
                                                  principal financial and
                                                  accounting officer)



                                    11 of 11

                                    Form 10-Q
                                  Exhibit Index

Exhibit Number             Exhibit Description                       Page Number
--------------             -------------------                       -----------
         27                Financial Data Schedule                   --