Form 10-Q
period 1999-06-30
METATEC INTERNATIONAL INC
filed 1999-08-11
CIK 203200

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

         ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

         (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                           Commission File No. 0-9220

                          METATEC INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

                   OHIO                                   31-1647405
         (State of Incorporation)              (IRS Employer Identification No.)

          7001 Metatec Boulevard
                Dublin, Ohio                                43017
   (Address of principal executive offices)              (Zip code)

Registrant's telephone number, including area code: (614) 761-2000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Number of Common Shares outstanding as of August 11, 1999: 6,075,613



                                    1 of 12

                           METATEC INTERNATIONAL, INC.


                                     INDEX                                            PAGE
                                     -----                                            ----
    Part I : Financial Information
         Item 1 - Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30,
                  1999 (unaudited) and December 31, 1998                                3

                  Condensed Consolidated Statements of Earnings
                  for the three months ended June 30, 1999
                  and 1998 (unaudited)                                                  4

                  Condensed Consolidated Statements of Earnings
                  for the six months ended June 30, 1999
                  and 1998 (unaudited)                                                  5

                  Condensed Consolidated Statement of Shareholders'
                  Equity for the six months ended
                  June 30, 1999 (unaudited)                                             6

                  Condensed Consolidated Statements of Cash Flows
                  for the six months ended June 30,
                  1999 and 1998 (unaudited)                                             7

                  Notes to Condensed Consolidated Financial
                  Statements (unaudited)                                                8

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                         8-11

         Item 3 - Quantitative and Qualitative Disclosures about
                  Market Risk                                                           11

    Part II: Other Information
                  Items 1-6                                                             12
                  Signatures                                                            12


                                    2 of 12

                         PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS


METATEC INTERNATIONAL, INC.                                                                  (Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS                                                          June 30,         December 31,
                                                                                                 1999               1998
------------------------------------------------------------------------------------------- -------------      -------------
ASSETS

Current assets:
   Cash and cash equivalents                                                                $     663,497      $   2,557,221
   Accounts receivable, net of allowance for doubtful accounts of $433,000 and $490,000        18,254,701         21,635,889
   Inventory                                                                                    3,202,362          3,207,460
   Prepaid expenses                                                                             1,734,100          1,037,945
   Prepaid income taxes                                                                           329,723            580,879
   Deferred income taxes                                                                          143,000            143,000
                                                                                            -------------      -------------
      Total current assets                                                                     24,327,383         29,162,394

Property, plant and equipment - net                                                            60,741,883         55,827,054

Goodwill - net                                                                                 19,760,764         20,453,366
                                                                                            -------------      -------------

TOTAL ASSETS                                                                                $ 104,830,030      $ 105,442,814
                                                                                            =============      =============

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                         $  11,892,447      $  12,052,442
   Accrued royalties                                                                            1,861,653          2,053,691
   Accrued personal property taxes                                                              1,104,390            993,399
   Other accrued expenses                                                                         830,331          2,526,684
   Accrued payroll                                                                                800,685          1,598,507
   Unearned income                                                                                281,702            156,440
   Current maturities of long-term debt and capital lease obligations                           5,290,995          3,080,185
                                                                                            -------------      -------------
      Total current liabilities                                                                22,062,203         22,461,348

Long-term debt and capital lease obligations, less current maturities                          39,239,119         39,506,376
Other long-term liabilities                                                                        66,713             45,193
Deferred income taxes                                                                           1,477,564          1,480,000
                                                                                            -------------      -------------
  Total liabilities                                                                            62,845,599         63,492,917
                                                                                            -------------      -------------

Shareholders' equity:
  Common stock, $.10 par value; authorized 10,083,500 shares;
    issued 1999 - 7,157,355 shares; 1998 - 7,153,480                                              715,736            715,348
  Additional paid-in capital                                                                   34,229,402         34,218,577
  Accumulated other comprehensive income                                                         (244,886)            32,963
  Retained earnings                                                                            13,106,716         12,805,546
  Treasury stock, at cost  - 1,081,742 shares                                                  (5,822,537)        (5,822,537)
                                                                                            -------------      -------------
    Total shareholders' equity                                                                 41,984,431         41,949,897
                                                                                            -------------      -------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                                    $ 104,830,030      $ 105,442,814
                                                                                            =============      =============


See notes to condensed consolidated financial statements.

METATEC INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                                                                     Three Months Ended June 30,
                                                                                   ------------------------------
                                                                                       1999              1998
-------------------------------------------------------------------------------    ------------      ------------
NET SALES                                                                          $ 29,488,771      $ 14,085,060

Cost of sales                                                                        21,932,537         9,198,161
                                                                                   ------------      ------------

Gross profit                                                                          7,556,234         4,886,899

Selling, general and administrative expenses                                          7,790,756         3,959,943
                                                                                   ------------      ------------

OPERATING EARNINGS                                                                     (234,522)          926,956

Other income and (expense):
        Investment income                                                                 8,004            10,354
        Interest expense                                                               (688,102)          (72,475)
                                                                                   ------------      ------------

EARNINGS BEFORE INCOME TAXES                                                           (914,620)          864,835

Income taxes                                                                           (358,000)          389,159
                                                                                   ------------      ------------

NET (LOSS) EARNINGS                                                                $   (556,620)     $    475,676
                                                                                   ============      ============

NET (LOSS) EARNINGS PER COMMON SHARE
        Basic                                                                      $      (0.09)     $       0.08
                                                                                   ============      ============
        Diluted                                                                    $      (0.09)     $       0.08
                                                                                   ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
        Basic                                                                         6,075,613         6,040,037
                                                                                   ============      ============
        Diluted                                                                       6,116,622         6,106,865
                                                                                   ============      ============


See notes to condensed consolidated financial statements.

METATEC INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                                                                      Six Months Ended June 30,
                                                                                   ------------------------------
                                                                                       1999              1998
-------------------------------------------------------------------------------    ------------      ------------
NET SALES                                                                          $ 60,556,754      $ 28,802,117

Cost of sales                                                                        42,932,857        19,028,536
                                                                                   ------------      ------------
Gross profit                                                                         17,623,897         9,773,581

Selling, general and administrative expenses                                         15,614,285         7,736,049
                                                                                   ------------      ------------

OPERATING EARNINGS                                                                    2,009,612         2,037,532

Other income and (expense):
        Investment income                                                                21,673            24,980
        Interest expense                                                             (1,428,115)         (138,767)
                                                                                   ------------      ------------

EARNINGS BEFORE INCOME TAXES                                                            603,170         1,923,745

Income taxes                                                                            302,000           870,000
                                                                                   ------------      ------------

NET  EARNINGS                                                                      $    301,170      $  1,053,745
                                                                                   ============      ============

NET EARNINGS PER COMMON SHARE
        Basic                                                                      $       0.05      $       0.17
                                                                                   ============      ============
        Diluted                                                                    $       0.05      $       0.17
                                                                                   ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
        Basic                                                                         6,074,145         6,055,008
                                                                                   ============      ============
        Diluted                                                                       6,139,860         6,110,375
                                                                                   ============      ============


See notes to condensed consolidated financial statements.

METATEC INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                              Additional
                                              Common           Paid-in           Retained        Accumulated Other       Treasury
                                              Stock            Capital           Earnings       Comprehensive Income      Stock
---------------------------------------    ------------      ------------      ------------     --------------------   ------------
BALANCE AT DECEMBER 31, 1998                    715,348      $ 34,218,577      $ 12,805,546        $     32,963        $ (5,822,537)

Net earnings                                                                        301,170

Accumulated other comprehensive income                                                                 (277,849)

       Comprehensive Income

Stock options exercised                             388            10,825

                                           ------------      ------------      ------------        ------------        ------------
BALANCE AT JUNE 30, 1999                   $    715,736      $ 34,229,402      $ 13,106,716        $   (244,886)       $ (5,822,537)
                                           ============      ============      ============        ============        ============


                                                    Total
---------------------------------------         ------------
BALANCE AT DECEMBER 31, 1998                    $ 41,949,897

Net earnings                                         301,170

Accumulated other comprehensive income              (277,849)
                                                ------------
       Comprehensive Income                           23,321

Stock options exercised                               11,213

                                                ------------
BALANCE AT JUNE 30, 1999                        $ 41,984,431
                                                ============



See notes to consolidated financial statements.

METATEC INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the six months ended June 30,                                     1999              1998
----------------------------------------------------------------- ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net earnings                                                   $    301,170      $  1,053,745
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                  6,975,453         4,266,508
      Net loss on sales of property, plant and equipment                   127            69,394
      Changes in assets and liabilities:
         Accounts receivable                                         3,030,727          (922,312)
         Inventory                                                     (22,291)         (199,030)
         Prepaid expenses and other assets                            (319,113)         (402,368)
         Accounts payable and accrued expenses                      (3,798,911)          781,894
         Unearned income                                               134,583            (8,908)
                                                                  ------------      ------------
            Net cash provided by operating activities                6,301,745         4,638,923
                                                                  ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Decrease in long-term note receivable                                     0           356,929
   Purchase of property, plant and equipment                       (10,270,840)       (6,713,992)
   Proceeds from the sales of property, plant and equipment            198,750               300
                                                                  ------------      ------------
      Net cash used in investing activities                        (10,072,090)       (6,356,763)
                                                                  ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase in long-term debt                                        2,739,741         3,750,000
   Payment of long-term debt and capital lease obligations            (796,192)       (2,292,862)
   Stock options exercised                                              11,213            15,000
   Treasury stock acquired                                                   0          (790,638)
                                                                  ------------      ------------
      Net cash used in financing activities                          1,954,762           681,500
                                                                  ------------      ------------

   Effect of exchange rate on cash                                     (78,141)                0

Decrease in cash and cash equivalents                               (1,893,724)       (1,036,340)
Cash and cash equivalents at beginning of period                     2,557,221         1,381,057
                                                                  ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $    663,497      $    344,717
                                                                  ============      ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

   Interest paid                                                  $  2,152,879      $    122,965
                                                                  ============      ============

   Income taxes paid                                              $     71,399      $  1,072,339
                                                                  ============      ============

  Assets purchased by the assumption of a liability               $  2,702,606      $    202,449
                                                                  ============      ============



See notes to condensed consolidated financial statements.

                          METATEC INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of presentation - The consolidated balance sheet as of June 30, 1999, the consolidated statements of earnings for the three and six months ended June 30, 1999 and 1998, the consolidated statement of shareholders' equity for the six months ended June 30, 1999, and the consolidated statements of cash flows for the six month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with generally accepted accounting principles, the financial position, results of operations and changes in cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1998 annual report on Form 10-K. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the results for the full year.

Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 presentation.

2. Property, Plant and Equipment Commitments - The Company has commitments under contracts for the purchase of property, plant, and equipment. Portions of such contracts not completed as of June 30, 1999 are not reflected in the consolidated financial statements. The unrecorded commitments amounted to approximately $316,000 at June 30, 1999. This amount represents manufacturing equipment on order. The Company also has unrecorded commitments under contracts of approximately $1,860,000 for a 151,000 square foot distribution center under construction in Dublin, Ohio.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

RECENT ACQUISITION DEVELOPMENTS

On July 2, 1999, Metatec International, Inc. (the "Company" or "Metatec") purchased the technology products and services business of SilverSpan for a purchase price of $250,000, plus an earn out to be paid over a 42 month period.

SilverSpan is a software products and technology services firm specializing in secure, managed delivery of software, digital documents and information products for business customers over the Internet, corporate Intranets, and Extranets. Metatec acquired the SilverSpan business through a court-approved sale under Chapter 11 proceedings of Megasoft, SilverSpan's parent company. The Company financed the purchase through funds borrowed under the Company's existing revolving loan facility.

RESULTS OF OPERATIONS

Net sales for the three months ended June 30, 1999 were $29,489,000, an increase of $15,404,000, or 109% over the same period of the prior year. This increase resulted primarily from CD-ROM manufacturing sales increasing $14,948,000 to $27,570,000 for the three months ended, or 118%. This increase was primarily a result of significant sales attributable to the CD-ROM services business acquired from Imation Corporation ("Imation") in September 1998. Radio syndication sales decreased $348,000, or 27%, primarily as a result of some customers choosing to use CD-Recordable as a distribution method


                                     8 of 12
for smaller size orders. The Company expects this trend to continue in the foreseeable future. DVD sales accounted for $64,000, as compared to $31,000.

Net sales for the six months ended June 30, 1999 were $60,557,000, an increase of $31,755,000, or 110% over the same period of the prior year. This increase resulted primarily from CD-ROM manufacturing sales increasing $30,524,000 to $56,488,000 for the six months ended, or 118%. This increase was primarily a result of significant sales attributable to the CD-ROM services business acquired from Imation. Radio syndication sales decreased $651,000, or 25%, primarily as a result of some customers choosing to use CD-Recordable as a distribution method for smaller size orders. The Company expects this trend to continue in the foreseeable future. DVD sales accounted for $193,000, as compared to $102,000.

Gross profit was 26% of net sales for the three months ended June 30, 1999 as compared to 35% of net sales for the same period of the prior year. This decrease is primarily attributed to reduced manufacturing capacity utilization due to significant capacity added in the Dublin facility, seasonality of the acquired Imation business, and emphasis on current account retention, rather than new customer growth during the three months ended June 30, 1999. Gross profit was 29% of net sales for the six months ended June 30, 1999 as compared to 34% of net sales for the same period of the prior year. This decrease is primarily attributed to reduced manufacturing capacity utilization, price erosion, and change in product mix during the six month period ended June 30, 1999.

Selling, general and administrative ("SG&A") expenses were $7,791,000, or 26% of net sales, for the three months ended June 30, 1999 as compared to $3,960,000, or 28% of net sales, for same period of the prior year. SG&A expenses were $15,614,000, or 26% of net sales, for the six months ended June 30, 1999 as compared to $7,736,000, or 27% of net sales, for same period of the prior year.

Investment income was $8,000 and $10,000 for the three month periods ended June 30, 1999 and 1998, respectively. Investment income was $22,000 and $25,000 for the six month periods ended June 30, 1999 and 1998, respectively.

Interest expense for the three months ended June 30, 1999 was $688,000 as compared to $72,000 for the same period of the prior year. Interest expense for the six months ended June 30, 1999 was $1,428,000 as compared to $139,000 for the same period of the prior year. The increase in interest expense was due to borrowings under revolving loan and term loan facilities used primarily for the acquisition of the CD-ROM services business of Imation.

The income tax benefit was $358,000 for the three months ended June 30, 1999, or an effective tax rate of 39%, as compared to a tax expense of $389,000 for the same period of the prior year, or an effective tax rate of 45%. The income tax expense was $302,000 for the six months ended June 30, 1999, as compared to a tax expense of $870,000 for the same period of the prior year.

Net losses for the three months ended June 30, 1999 were $557,000, or a net loss per common share of $.09, as compared to net earnings in the same period of the prior year of $476,000, or net earnings per common share of $.08. Net earnings for the six months ended June 30, 1999 were $301,000, or net earnings per common share of $.05, as compared to net earnings in the same period of the prior year of $1,054,000, or net earnings per common share of $.17. The net earnings decrease was primarily a result of decreased profit margins due to under-utilization of manufacturing capacities.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES
The Company financed its business during the six months ended June 30, 1999 through cash generated from operations and available cash balances and through the use of debt. Cash flow from operating activities was $6,302,000 for the six months ended June 30, 1999, as compared to $4,639,000 for the six months ended June 30, 1998.

The Company has commitments under contracts for the purchase of computer software and manufacturing equipment on order. These unrecorded commitments amounted to approximately $551,000 at June 30, 1999. The Company also has unrecorded commitments under contracts of approximately $1,860,000 for a 151,000 square foot distribution center under construction in Dublin, Ohio. The Company began construction of the distribution center in October 1998. The Company was financing the construction through funds available under the Company's $7,000,000 construction loan at LIBOR rate plus 165 basis points.

The Company formed a single purpose limited liability company to hold all of the real estate of the Company. The Company and the limited liability company entered into a lease arrangement for the real estate. On July 23, 1999, the limited liability company entered into a $19,000,000 ten-year term loan facility with Huntington Capital Corp. This loan facility is payable in monthly principal and interest payments based upon a thirty year amortization schedule and bears interest at a fixed rate of 8.2%. This term loan facility was used to pay off the construction loan and to pay down other bank debt. This loan facility is secured by a first lien on all real property of the limited liability company. The obligation to complete construction of the distribution center and certain of the Company's obligations under the lease are secured by letters of credit in favor of the lender, in an aggregate amount of $2.4 million.

The Company had cash and cash equivalents of $663,000 as of June 30, 1999. In addition, the Company has a five year $20,000,000 revolving loan facility, of which $14,000,000 was outstanding as of June 30, 1999. A portion of this revolving loan facility, along with a five year $30,000,000 term loan facility, was used to finance the Imation asset purchase. The remaining portion of the revolving loan facility is available for general corporate purposes. Borrowing under these credit facilities bear interest, at the Company's option, at either the federal funds rate plus 50 basis points or prime rate (whichever of the two are higher) or the London Interbank offered Rate (LIBOR) rate plus a margin based upon the Company's debt coverage ratio (which ranges from not less than 75 basis points to not more than 150 basis points). These credit facilities are secured by a first lien on all non-real estate business assets of the Company and a pledge of the stock of the Company's subsidiaries. The Company is required to comply with certain financial and other covenants.

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

The Company created a task force during 1997 to address the Company's Year 2000 issues, and this task force has been actively assessing the Company's Year 2000 readiness since that time. The Company is employing a risk management approach to minimize potential disruption to business workflow and revenues as well as customers' and suppliers' businesses. This approach involves the identification, ranking, correction, and testing of Year 2000 issues as well as the development of contingency plans for unforeseen or external disruptions. The Company retained a third party in the second quarter of 1999 to assist in implementing this approach throughout the enterprise, which grew significantly through acquisition in 1998.

As of July 30, 1999, the Company's headquarters, manufacturing, and distribution facilities in Dublin, Ohio, were compliant with contingency plans in place to address unforeseen or external disruptions. The Company expects the additional sites, acquired last year, to be similarly verified as compliant with appropriate contingency plans by September 30, 1999. The Company's task force is continuing to work with third party vendors with which it has significant relationships to verify that they are Year 2000 compliant.

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

Direct cost for third party assistance with implementation of Year 2000 risk management was $31,000. The Company currently believes that the only additional costs associated with Year 2000 compliance issues include in-house time associated with administration, review and testing of systems. These costs have not been calculated, but the Company believes the costs are not material.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 Except for historical information, all other statements made in this report are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause the Company's actual results to differ materially from those projected. Such risks and uncertainties that might cause such a difference include, but are not limited to, changes in general business and economic conditions, changes in demand for CD-ROM products, excess capacity levels in the CD-ROM industry, seasonality, the introduction of new products by competitors, increased competition (including pricing pressures), changes in manufacturing efficiencies, changes in technology, failure to achieve Year 2000 compliance by the Company or third party vendors with which it has significant relationships, and other risks indicated in the Company's filings with the Securities and Exchange Commission, including Form 10-K for Metatec's year ended December 31, 1998.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company does not expect any material loss with respect to its investment portfolio.

The Company utilizes term and revolving debt with variable interest rates of 75 to 150 basis points above LIBOR, and therefore affected by changes in market interest rates. On July 23, 1999, the Company entered into a $19,000,000 ten-year term loan facility with a fixed rate of 8.2%, which converts a portion of total debt to fixed rate debt. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 1999, although there can be no assurances that interest rates will not significantly change.

The effect of foreign exchange rate fluctuations on the Company for the three months ended June 30, 1999 and 1998 was not material.

                           PART II - OTHER INFORMATION

Items 1-3. Inapplicable.

Items 4. Submission of Matters to a Vote of Security Holders

     (a) The annual meeting of shareholders was held April 20, 1999.

     (b) A. Grant Bowen and Jeffrey M. Wilkins were elected as Directors. Joseph
         F. Keeler, Jr., Jerry D. Miller, James V. Pickett and Peter J. Kight continued as Directors.

     (c) The following two directors were elected to three year terms: A. Grant Bowen with 4,325,287 votes for and 510,044 votes withheld; Jeffrey M. Wilkins with 4,321,558 votes for and 513,773 votes withheld. The proposal to amend the Company's 1990 Stock Option Plan was adopted with 2,423,041 votes for, 1,083,809 votes against and 32,754 abstain/broker non-votes. The proposal to approve the Company's 1999 Directors' Stock Option Plan was adopted with 2,594,287 votes for, 910,664 votes against and 34,456 abstain/broker non-votes. The proposal to change the Company's state of incorporation from Florida to Ohio through a merger of the Company with and into Metatec International, Inc., was adopted with 3,276,067 votes for, 244,136 votes against and 19,404 abstain/broker non-votes.

     (d) Inapplicable.

Item 5. Inapplicable.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits
         The exhibits on to this report begin on page ______.

     (b) On April 26, 1999, the Company filed a Form 8-K (dated April 26, 1999) under Item 5 to disclose shareholder approval of a proposal to change the Company's state of incorporation from Florida to Ohio.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Metatec International, Inc.

                                                     /s/ Daniel D. Viren

                                                     BY: Daniel D. Viren
Date: August 11, 1999                                Senior Vice President and
                                                     Chief Financial Officer
                                                     (authorized signatory-
                                                     principal financial and
                                                     accounting officer)





                                    12 of 12

                                    Form 10-Q
                                  Exhibit Index



Exhibit Number        Exhibit Description                        Page Number
--------------        -------------------                        -----------
    27                Financial Data Schedule                        --