Form 10-Q
period 1999-09-30
METATEC INTERNATIONAL INC
filed 1999-11-12
CIK 203200

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

         ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                           Commission File No. 0-9220

                           METATEC INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

          OHIO                                            31-1647405
   (State of Incorporation)               (IRS Employer Identification No.)

       7001 Metatec Boulevard
             Dublin, Ohio                                   43017
   (Address of principal executive offices)               (Zip code)

   Registrant's telephone number, including area code: (614) 761-2000

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                ---   ---

   Number of Common Shares outstanding as of November 12, 1999: 6,075,613

                           METATEC INTERNATIONAL, INC.

                                   INDEX                                        PAGE
                                   -----                                        ----
Part I : Financial Information
     Item 1 - Financial Statements

              Condensed Consolidated Balance Sheets as of September 30,
              1999 (unaudited) and December 31, 1998                              3

              Condensed Consolidated Statements of Operations
              for the three months ended September 30, 1999
              and 1998 (unaudited)                                                4

              Condensed Consolidated Statements of Operations
              for the nine months ended September 30, 1999
              and 1998 (unaudited)                                                5

              Condensed Consolidated Statement of Shareholders'
              Equity for the nine months ended
              September 30, 1999 (unaudited)                                      6

              Consolidated Statements of Cash Flows
              for the nine months ended September 30,
              1999 and 1998 (unaudited)                                           7

              Notes to Condensed Consolidated Financial
              Statements (unaudited)                                              8

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations                       8-11

     Item 3 - Quantitative and Qualitative Disclosures about
              Market Risk                                                         11

Part II: Other Information
              Items 1-6                                                           12
              Signatures                                                          12

                         PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS
METATEC INTERNATIONAL, INC.                                     (Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS                           September 30,    December 31,
                                                                    1999            1998
-----------------------------------------------------------     -------------    ------------
ASSETS

Current assets:
   Cash and cash equivalents                                     $  2,236,530    $  2,557,221
   Accounts receivable, net of allowance for
    doubtful accounts of $444,000 and $490,000                     20,082,122      21,635,889
   Inventory                                                        3,951,668       3,207,460
   Prepaid expenses                                                 1,555,929       1,037,945
   Prepaid income taxes                                               388,891         580,879
   Deferred income taxes                                              143,000         143,000
                                                                -------------    ------------
      Total current assets                                         28,358,140      29,162,394

Property, plant and equipment - net                                63,660,785      55,827,054

Goodwill - net                                                     19,508,427      20,453,366
                                                                -------------    ------------

TOTAL ASSETS                                                     $111,527,352    $105,442,814
                                                                =============    ============

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                              $ 12,156,895    $ 12,052,442
   Accrued royalties                                                2,268,302       2,053,691
   Accrued personal property taxes                                  1,100,029         993,399
   Other accrued expenses                                           1,393,211       2,526,684
   Accrued payroll                                                  1,873,726       1,598,507
   Unearned income                                                    409,018         156,440
   Current maturities of long-term debt
    and capital lease obligations                                   5,426,135       3,080,185
                                                                -------------    ------------
      Total current liabilities                                    24,627,316      22,461,348

Long-term debt and capital lease obligations,
 less current maturities                                           45,855,232      39,506,376
Other long-term liabilities                                            75,463          45,193
Deferred income taxes                                                 544,121       1,480,000
                                                                -------------    ------------
  Total liabilities                                                71,102,132      63,492,917
                                                                -------------    ------------

Shareholders' equity:
  Common stock, $.10 par value; authorized 10,083,500 shares;
    issued 1999 - 7,157,355 shares; 1998 - 7,153,480                  715,736         715,348
  Additional paid-in capital                                       34,229,402      34,218,577
  Accumulated other comprehensive income                             (175,320)         32,963
  Retained earnings                                                11,477,939      12,805,546
  Treasury stock, at cost - 1,081,742 shares                      (5,822,537)     (5,822,537)
                                                                -------------    ------------
    Total shareholders' equity                                     40,425,220      41,949,897
                                                                -------------    ------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                         $111,527,352    $105,442,814
                                                                =============    ============

See notes to condensed consolidated financial statements.

METATEC INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                             Three Months Ended September 30,
                                             --------------------------------
                                                   1999           1998
--------------------------------------------   ------------    -----------
NET SALES                                       $28,152,547    $18,981,471

Cost of sales                                    21,302,999     13,491,223
                                                -----------    -----------

Gross profit                                      6,849,548      5,490,248

Selling, general and administrative expenses      8,622,512      4,592,584
Non-recurring expenses                                    0        330,917
                                                -----------    -----------

OPERATING EARNINGS (LOSS)                        (1,772,964)       566,747

Other income and (expense):
       Investment income                              1,684          8,222
       Interest expense                            (843,497)      (256,435)
                                                -----------    -----------

EARNINGS (LOSS) BEFORE INCOME TAXES              (2,614,777)       318,534

Income taxes (benefit)                             (986,000)       139,000
                                                -----------    -----------

NET (LOSS) EARNINGS                             $(1,628,777)   $   179,534
                                                ===========    ===========

NET (LOSS) EARNINGS PER COMMON SHARE
       Basic                                    $     (0.27)   $      0.03
                                                ===========    ===========
       Diluted                                  $     (0.27)   $      0.03
                                                ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
       Basic                                      6,075,613      6,053,315
                                                ===========    ===========
       Diluted                                    6,092,748      6,064,334
                                                ===========    ===========

See notes to condensed consolidated financial statements.

METATEC INTERNATIONAL, INC.
CONDENSED CONSOLIDATED  STATEMENTS  OF OPERATIONS (UNAUDITED)

                                                  Nine Months Ended September 30,
                                                  -------------------------------
                                                        1999            1998
---------------------------------------------        -----------    ------------
NET SALES                                            $88,709,301    $47,783,587

Cost of sales                                         64,235,856     32,519,761
                                                     -----------    -----------

Gross profit                                          24,473,445     15,263,826

Selling, general and administrative expenses          24,236,797     12,328,630
Non-recurring expenses                                         0        330,917
                                                     -----------    -----------

OPERATING EARNINGS                                       236,648      2,604,279

Other income and (expense):
        Investment income                                 23,357         33,202
        Interest expense                              (2,271,612)      (395,202)
                                                     -----------    -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                   (2,011,607)     2,242,279

Income taxes (benefit)                                  (684,000)     1,009,000
                                                     -----------    -----------

NET  EARNINGS (LOSS)                                 $(1,327,607)   $ 1,233,279
                                                     ===========    ===========

NET EARNINGS (LOSS) PER COMMON SHARE
        Basic                                        $     (0.22)   $      0.20
                                                     ===========    ===========
        Diluted                                      $     (0.22)   $      0.20
                                                     ===========    ===========

WEIGHTED  AVERAGE  NUMBER  OF  SHARES  OUTSTANDING
        Basic                                          6,074,634      6,054,444
                                                     ===========    ===========
        Diluted                                        6,124,156      6,095,028
                                                     ===========    ===========

See notes to condensed consolidated financial statements.

METATEC INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                     Additional
                                           Common      Paid-in      Retained    Accumulated Other    Treasury
                                            Stock      Capital      Earnings   Comprehensive Income    Stock          Total
--------------------------------------     ------    -----------  -----------  -------------------- -----------    -----------
BALANCE AT DECEMBER 31, 1998               715,348   $34,218,577  $12,805,546       $  32,963       $(5,822,537)   $41,949,897

Net loss                                                           (1,327,607)                                      (1,327,607)

Accumulated other comprehensive income                                               (208,283)                        (208,283)
                                                                                                                   -----------
       Comprehensive Income                                                                                         (1,535,890)

Stock options exercised                        388        10,825                                                        11,213

                                          --------   -----------  -----------       ---------       -----------    -----------
BALANCE AT SEPTEMBER 30, 1999             $715,736   $34,229,402  $11,477,939       $(175,320)      $(5,822,537)   $40,425,220
                                          ========   ===========  ===========       =========       ===========    ===========

See notes to condensed consolidated financial statements.

METATEC INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the nine months ended September 30,                                    1999             1998
--------------------------------------------------------------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net earnings (loss)                                                 $ (1,327,607)   $  1,233,279
   Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
      Depreciation and amortization                                      10,589,488       6,671,749
      Net loss on sales of property, plant and equipment                     (1,873)         70,170
      Changes in assets and liabilities:
         Accounts receivable                                              1,292,785      (2,862,897)
         Inventory                                                         (811,203)        169,044
         Prepaid expenses and other assets                               (1,100,307)       (395,418)
         Accounts payable and accrued expenses                             (341,175)      6,291,932
         Unearned income                                                    255,775         (41,363)
                                                                       ------------    ------------
            Net cash provided by operating activities                     8,555,883      11,136,496
                                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Decrease in long-term note receivable                                          0         459,289
   Purchase of property, plant and equipment                            (17,405,780)     (9,442,050)
   Proceeds from the sales of property, plant and equipment                 200,750          18,308
   Net cash used for acquisition                                           (374,124)    (42,132,532)
                                                                       ------------    ------------
      Net cash used in investing activities                             (17,579,154)    (51,096,985)
                                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase in long-term debt                                             9,508,383      43,829,287
   Payment of long-term debt and capital lease obligations                 (813,581)     (4,063,875)
   Stock options exercised                                                   11,213         124,503
   Treasury stock acquired                                                        0        (883,138)
                                                                       ------------    ------------
      Net cash provided by financing activities                           8,706,015      39,006,777
                                                                       ------------    ------------

   Effect of exchange rate on cash                                           (3,435)            979

Decrease in cash and cash equivalents                                      (320,691)       (952,733)
Cash and cash equivalents at beginning of period                          2,557,221       1,381,057
                                                                       ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  2,236,530    $    428,324
                                                                       ============    ============

SUPPLEMENTAL  CASH  FLOW  DISCLOSURES:

   Interest paid                                                       $  2,718,740    $    219,060
                                                                       ============    ============

   Income taxes paid                                                   $     99,849    $  1,548,607
                                                                       ============    ============

   Assets purchased by the assumption of a liability                   $  1,433,097    $  1,731,177
                                                                       ============    ============

See notes to condensed consolidated financial statements.

                           METATEC INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of presentation - The consolidated balance sheet as of September 30, 1999, the consolidated statements of operations for the three and nine months ended September 30, 1999 and 1998, the consolidated statement of shareholders' equity for the nine months ended September 30, 1999, and the consolidated statements of cash flows for the nine month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with generally accepted accounting principles, the financial position, results of operations and changes in cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1998 annual report on Form 10-K. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the results for the full year.

Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 presentation.

2. Subsequent Events - During October 1999, the Company made the decision to close its client services center in Menomonie, Wisconsin by year end. The Company anticipates recording an approximate $450,000 charge in the fourth quarter of 1999 for expenses related to the closing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998 AND THE NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998.

RESULTS OF OPERATIONS

Net sales for the three months ended September 30, 1999 were $28,153,000, an increase of $9,171,000, or 48% over the same period of the prior year. This increase resulted primarily from CD-ROM manufacturing sales increasing $9,404,000 to $26,625,000 for the three months ended, or 55%. This increase was primarily a result of significant sales attributable to the CD-ROM services business acquired from Imation Corporation ("Imation") in September 1998. Radio syndication sales decreased $137,000, or 12%, primarily as a result of some customers choosing to use CD-Recordable as a distribution method for smaller size orders. The Company expects this trend to continue in the foreseeable future. DVD sales accounted for $114,000 for the three months ended September 30, 1999, as compared to $41,000 for the same period of the prior year.

Net sales for the nine months ended September 30, 1999 were $88,709,000, an increase of $40,926,000, or 86% over the same period of the prior year. This increase resulted primarily from CD-ROM manufacturing sales increasing $39,929,000 to $83,113,000 for the nine months ended September 30, 1999, or 92%. This increase was primarily a result of significant sales attributable to the CD-ROM services business acquired from Imation. Radio syndication sales decreased $788,000, or 21%, primarily as a result of some customers choosing to use CD-Recordable as a distribution method for smaller size orders. The Company expects this trend to continue in the foreseeable future. DVD sales accounted for $306,000 for the nine months ended September 30, 1999, as compared to $142,000 for the same period of the prior year.

Gross profit was 24% of net sales for the three months ended September 30, 1999 as compared to 29% of net sales for the same period of the prior year. This decrease is primarily attributed to reduced manufacturing capacity utilization due to significant capacity added in the Dublin facility, price erosion, and emphasis on current account retention, rather than new customer growth, during the three months ended September 30, 1999. Gross profit was 28% of net sales for the nine months ended September 30, 1999 as compared to 32% of net sales for the same period of the prior year. This decrease is primarily attributed to reduced manufacturing capacity utilization, price erosion, and emphasis on current account retention, rather than new customer growth, during the nine month period ended September 30, 1999.

Selling, general and administrative ("SG&A") expenses were $8,623,000, or 31% of net sales, for the three months ended September 30, 1999 as compared to $4,593,000, or 24% of net sales, for same period of the prior year. SG&A expenses were $24,237,000, or 27% of net sales, for the nine months ended September 30, 1999 as compared to $12,329,000, or 26% of net sales, for same period of the prior year.

Investment income was $2,000 and $8,000 for the three month periods ended September 30, 1999 and 1998, respectively. Investment income was $23,000 and $33,000 for the nine month periods ended September 30, 1999 and 1998, respectively.

Interest expense for the three months ended September 30, 1999 was $843,000 as compared to $256,000 for the same period of the prior year. Interest expense for the nine months ended September 30, 1999 was $2,272,000 as compared to $395,000 for the same period of the prior year. The increase in interest expense was due to borrowings under revolving loan and term loan facilities used primarily for the acquisition of the CD-ROM services business of Imation.

The income tax benefit was $986,000 for the three months ended September 30, 1999, or an effective tax rate of 38%, as compared to a tax expense of $139,000 for the same period of the prior year, or an effective tax rate of 44%. The lower income tax rate for the three months ended September 30, 1999 is a result of losses incurred during the three months ended September 30, 1999. The income tax benefit was $684,000 for the nine months ended September 30, 1999, as compared to a tax expense of $1,009,000 for the same period of the prior year.

Net losses for the three months ended September 30, 1999 were $1,629,000, or a net loss per basic and diluted common share of $.27, as compared to net earnings in the same period of the prior year of $180,000, or net earnings per basic and diluted common share of $.03. Net losses for the nine months ended September 30, 1999 were $1,328,000, or a net loss per basic and diluted common share of $.22, as compared to net earnings in the same period of the prior year of $1,233,000, or net earnings per basic and diluted common share of $.20. The net earnings decrease was primarily a result of decreased profit margins due to under-utilization of manufacturing capacities.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company financed its business during the nine months ended September 30, 1999 through cash generated from operations, available cash balances and through the use of debt. Cash flow from operating activities was $8,250,000 for the nine months ended September 30, 1999, as compared to $11,136,000 for the nine months ended September 30, 1998.

The Company had cash and cash equivalents of $2,237,000 as of September 30, 1999. In addition, the Company has a five year $20,000,000 revolving loan facility, of which $17,270,000 was outstanding as of September 30, 1999. A portion of this revolving loan facility, along with a five year $30,000,000 term loan facility, was used to finance the Imation asset purchase. The remaining portion of the revolving loan facility is available for general corporate purposes. Borrowing under these credit facilities bear interest, at the Company's option, at either the federal funds rate plus 50 basis points or prime rate (whichever of the two are higher) or the London Interbank Offered Rate (LIBOR) plus a margin based upon the Company's debt coverage ratio (which ranges from not less than 75 basis points to not more than 150 basis points). These credit facilities are secured by a first lien on all non-real estate business assets of the Company and a pledge of the stock of the Company's subsidiaries. The Company is currently not in compliance with certain of its financial covenants, and the bank has waived compliance with these covenants through September 30, 1999. The next compliance review will occur in February 2000, after the completion of the Company's year-end financial statements. The Company is working with its banks to modify the financial covenants. There can be no assurance that the Company will satisfy the financial covenants at the time of the next compliance review. Furthermore, there can be no assurance that the bank will continue to waive compliance if the Company fails to satisfy these covenants in the future. The Company's continued failure to satisfy the financial covenants could cause the bank to accelerate payment of the credit facilities, which would have a material adverse effect on the Company's liquidity.

The Company has a $19 million loan facility with Huntington Capital Corp which is payable in monthly principal and interest payments based upon a thirty year amortization schedule and bears interest at a fixed rate of 8.2%. This term loan facility was used to permanently finance the Company's new Dublin, Ohio distribution center and to pay down other bank debt. This loan facility is secured by a first lien on all real property of the Company and letters of credit in favor of the lender, in an aggregate amount of $2.4 million.

During October 1999, the Company made the decision to close its client services center in Menomonie, Wisconsin by year end. The Company anticipates recording an approximate $450,000 charge in the fourth quarter of 1999 for expenses related to the closing.

Management believes that current cash balances, plus the funds available under its current and future credit facilities, plus cash to be generated from future operations should provide sufficient capital to meet the current business needs of the Company for the foreseeable future. However, the Company's continued failure to satisfy the financial covenants of its credit facilities could cause the bank to accelerate payment of such facilities, which would have a material adverse effect on the Company's liquidity.

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

As of October 15, 1999, all of the Company's headquarters, manufacturing, and distribution facilities were Year 2000 compliant and had contingency plans in place to address unforeseen or external disruptions. The Company's task force has a continuing maintenance program to assure any changes or additions to systems or vendors are Year 2000 compliant.

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

The Company utilizes term and revolving debt with variable interest rates of 75 to 150 basis points above LIBOR, and is therefore affected by changes in market interest rates. On July 23, 1999, the Company entered into a $19,000,000 ten-year term loan facility with a fixed rate of 8.2%, which converts a portion of total debt to fixed rate debt. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 1999, although there can be no assurances that interest rates will not significantly change.

The effect of foreign exchange rate fluctuations on the Company for the three months ended September 30, 1999 and 1998 was not material.

                           PART II - OTHER INFORMATION
                           ---------------------------

   Items 1-5.  Inapplicable.
               -------------

   Item 6.  Exhibits and Reports on Form 8-K
            --------------------------------
         (a) Exhibits
                  The exhibits on to this report begin on page --.


                                   SIGNATURES
                                   ----------
   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Metatec International, Inc.

                                            /s/   Daniel D. Viren

                                            BY: Daniel D. Viren
   Date: November 12, 1999                  Senior Vice President and
                                            Chief Financial Officer
                                            (authorized signatory-
                                            principal financial and
                                            accounting officer)


                                    12 of 12

                                    Form 10-Q
                                  Exhibit Index

Exhibit Number         Exhibit Description                      Page Number
--------------         -------------------                      -----------
     27                Financial Data Schedule                      --