Form 10-K
period 1999-12-13
METATEC INTERNATIONAL INC
filed 2000-03-28
CIK 203200

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   [ X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES AND EXCHANGE ACT OF 1934

             For the fiscal year ended: December 31, 1999

             OR
   [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ____________ to____________

COMMISSION FILE NUMBER: 0-9220

                          METATEC INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     OHIO                                        31-1647405
           (STATE OF INCORPORATION)                 (I.R.S. EMPLOYER IDENTIFICATION NO.)

            7001 Metatec Boulevard                                 43017
                 Dublin, Ohio                                    (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

       Registrant's telephone number, including area code: (614) 761-2000

          Securities registered pursuant to Section 12(b) of the Act:
                                      None
                                (Title of Class)

          Securities registered pursuant to Section 12(g) of the Act:
                        Common Shares, without par value
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Shares held by nonaffiliates of the Registrant as of March 9, 2000, was $24,191,103.

     On March 9, 2000, the Registrant had 6,075,613 Common Shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's proxy statement for its annual meeting of shareholders to be held on May 16, 2000, which proxy statement was filed with the Securities and Exchange Commission on March 27, 2000, are incorporated by reference into Part III, Items 10, 11, 12, and 13 of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          METATEC INTERNATIONAL, INC.

                                   FORM 10-K

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Metatec International, Inc., an international information distribution company ("Metatec"), helps customers utilize CD-ROM (compact disc-read only memory), DVD-ROM (digital versatile disc-read only memory) and Internet technologies to publish and distribute information and software. Metatec operates ISO-9000 certified manufacturing and fulfillment sites in Ohio, California and The Netherlands. Metatec offers its customers a variety of services, including data preparation and mastering, optical disc replication and printing, packaging, bulk distribution and individual fulfillment, inventory management, project management, secure online transmission, and a variety of electronic monitoring and tracking services. Metatec's customers represent a host of industries and organizations, such as publishing firms, computer hardware and software companies, government agencies, and professional associations. Metatec and its subsidiaries are hereinafter collectively referred to as the "Company."

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

     DVD-ROM technology may represents a new type of optical disc which can hold up to 18 gigabytes of information, or over twenty times the amount of the current CD-ROM. It is projected that DVD-ROM will coexist and eventually replace CD-ROM and expand the utilization of optical disc with greater graphic and video applications. This expansion will first require new DVD-ROM drives to be installed in order to have significant market penetration. DVD-ROM drives began to be introduced during 1997.

     Internet technologies are developed and offered through the Company's Internet Products Group. This group provides secure, trackable and verifiable transmission of software and information over the Internet, Extranets and Intranets. Software and information distribution services are made available through two offerings. The first, Metatec Express, is a hosted, managed service providing secure, same day delivery of software and electronic documents anywhere in the world. The second, Metatec Web Transporter(TM), is a product that works with existing network technologies and companies' internal distribution capabilities to manage, distribute, and track any type of application or data.

     Prior to May 1, 1999, the registrant was Metatec Corporation, a Florida corporation which was incorporated on September 9, 1976. At the annual meeting of shareholders on April 20, 1999, the shareholders of Metatec Corporation approved a proposal to change the registrant's state of incorporation from Florida to Ohio through a merger of Metatec Corporation with and into its wholly owned subsidiary Metatec International, Inc., an Ohio corporation which was incorporated on March 8, 1999. The merger of Metatec Corporation into Metatec International, Inc. became effective on April 30, 1999. At that time, the registrant became an Ohio corporation and its name changed to Metatec International, Inc. The term "Company" includes Metatec Corporation as the predecessor to Metatec International, Inc.

FINANCIAL INFORMATION ON INDUSTRY SEGMENTS

     Financial information on industry segments as required by Item 101(b) of Regulation S-K is set forth in Note 12 of the "Notes to the Consolidated Financial Statements", which Note is part of the financial statements contained in Item 8 of this Form 10-K, which Note is incorporated herein by reference.

INDUSTRY OVERVIEW

     Methods for the distribution of business information include print, optical disc, and Internet services. CD-ROM, one form of optical disc technology, was initially used for storing and searching vast quantities of data. Today, CD-ROM is the primary method of software distribution for many business-to-business and consumer software companies. CD-ROM is also a popular medium for marketing, training, promotions, game distribution and other types of communication. With the growing use of DVD, or digital versatile disc, optical disc technology has the opportunity for increased penetration into business and consumer products and services. DVD is predicted to eventually displace videotape as the primary form of distributing popular movies. With DVD's vast storage, it is expected to play an increasingly important role in corporate training and presentation programs that require extensive use of graphics, audio, video and interactive presentation capabilities. A major factor contributing to the successful establishment of optical technology is the degree of standardization achieved in the early stages of market development. Adherence to these standards has significantly contributed to the growth of optical disc technology.

     As a method of distributing business information, Internet services -- sometimes called on-line services -- lend themselves to information which requires frequent or continuous updating or requires rapid deployment. The growing use of Extranets (businesses serving their clients through Internet technology) and Intranets (businesses serving their employees or other divisions of their company through Internet technology) provides an opportunity for the rapid and secure distribution of software, electronic documents and other information. While Internet services to consumers receive substantial attention in the popular press, business-to-business services through Internet technology hold more potential for growth and development as a method of commerce.

PRINCIPAL PRODUCTS AND SERVICES

     The Company is an integrator of technologies and services to meet its customers' information distribution needs. Metatec's expertise in quick-turn optical disc replication is merging with e-business offerings to both the business-to-business and retail marketplaces. The Company also offers logistics services online and through a direct sales force that encompass packaging, distribution, warehousing and fulfillment capabilities. The Company's strategy targets customers which generally have time-sensitive and recurring information distribution requirements, demand high quality disc manufacturing, and need fulfillment and distribution services.

     In optical disc production, the Company manufactures CD-ROMs and DVD-ROMs. The Company offers its customers a variety of services including data preparation and mastering, optical disc replication and printing, packaging, bulk distribution and individual fulfillment, inventory management, project management, and a variety of electronic monitoring and tracking services.

     During 1999, the Company expanded its logistics, or packaging and fulfillment services. The Company provides full-service disc packaging, warehousing, and direct-to-user product shipping. The Company constructed a 151,000 square foot distribution center at its Dublin, Ohio location to expand its packaging and fulfillment services and also offers similar services at its Silicon Valley location. Logistics are a growth area for Metatec as more companies require such value-added services beyond disc manufacturing.

     The Company offers a suite of work monitoring and productivity tools called Metatec Exchange. Customers with access to the Internet can access a secure online area to check packaging inventory levels, monitor job progress through Metatec's manufacturing plants and approve disc art work. Metatec Exchange decreases communication time and enhances the exchange of information between Metatec and its customers.

     The Company's Internet products are developed and offered through Metatec Internet Products. This group provides secure, trackable and verifiable transmission of software and information over the Internet, Extranets and Intranets. Software and information distribution services are made available through two offerings. The Company's hosted offering is called Metatec Express. It is a managed service providing secure, same day delivery of software and electronic documents anywhere in the world. The second, Metatec Web Transporter(TM), is a product that works with existing network technologies and companies' internal distribution systems to manage, distribute and track any type of application or data.

     The Company's optical disc manufacturing, e-business, logistics and Internet services can be used individually or in an integrated fashion by customers. For example, customers requiring software distribution through disc manufacturing can also offer updates or immediate content availability online. Also, customers might purchase certain Metatec services through the direct sales force or have direct access through Internet-based e-commerce services.

     The Company operates manufacturing and fulfillment sites in Dublin, Ohio; Milpitas, California; and Breda, The Netherlands. These state-of-the-art, ISO-9000 certified, facilities operate seven days a week, 24 hours per day, permitting the Company to offer quick-turn services to major population centers and low-cost solutions to companies with geographically disbursed information distribution needs. The ISO-9000 quality system certification means that the Company's manufacturing facilities meet worldwide standards for quality practices. The Company utilizes certain patents and technology in its manufacturing activities which it licenses from third parties and which the Company believes to be generally available to other manufacturers.

     The Company does not believe that compliance with federal, state, and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had or will have a material effect upon the capital expenditures, earnings, or competitive position of the Company. The Company does not anticipate any material capital expenditures for environmental control facilities for 2000.

MARKETING

     The Company markets it products and services through its own sales force of employed associates based in Breda, The Netherlands; Milpitas, CA; Chicago, Washington, D.C., New York, Dallas, Boston, and Seattle, in addition to Dublin, Ohio, where its principal offices are located. These associates are responsible for maintaining relationships with existing customers and developing new business relationships. The associates are supported by a customer service staff that is responsible for ensuring that each order is processed in a timely manner and all required support materials are in place. The Company maintains customer support operations at all of its manufacturing facilities. In addition, the Company's products and services are marketed online through its web site and through directory listings. The Company also makes use of a variety of marketing communications initiatives such as news media relations, electronic chat boards, online conferencing and presentation services and news wires.

COMPETITION

     The Company has a number of competitors, some of which are larger and have greater financial resources than the Company. The Company believes that the principal competitive factors in the CD-ROM and DVD-ROM marketplace consist of service, quality, and reliability for the timely delivery of products. The Company believes it competes favorably with respect to these factors in the CD-ROM and DVD-ROM market.

     The Company differentiates itself from its competitors by providing a fully integrated approach to information distribution that includes manufacturing flexibility (including quick turnaround times), personalized customer service, logistics services, e-business solutions and Internet-based distribution solutions.

EMPLOYEES

     The Company employed approximately 800 persons as of March 6, 2000. Approximately 590 employees are directly involved in the manufacturing and distribution process, and the remainder are involved in sales, administration, and support. The Company believes that its relations with its employees is good.

ITEM 2.  PROPERTIES

     The Company owns a 346,000 square foot office, manufacturing, and distribution and fulfillment facility situated on approximately 25 acres located at 7001 Metatec Boulevard, Dublin, Ohio. The Company's principal executive offices are located at this facility. This facility also includes sales, administration, and customer support operations. A first mortgage on the real estate and improvements at this location secures a $19.0 million loan facility that was used, among other things, to permanently finance a new distribution center at this location.

     The Company currently leases approximately 104,400 square feet of manufacturing, customer support, and distribution and fulfillment facilities in Milpitas, California The Company also leases approximately 25,000 square feet of manufacturing, customer support, and distribution and fulfillment facilities in Breda, The Netherlands.

     The Company also leases office space in Chicago, Washington, D.C., New York, Dallas, Boston, Seattle, and Somerville, New Jersey for use as regional sales offices.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceeding, nor to the Company's knowledge, is any material legal proceeding threatened against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and their respective ages and present positions with the Company are as follows:

        OFFICERS          AGE        PRESENT POSITION(S) WITH THE COMPANY
        --------          ---        ------------------------------------
Jeffrey M. Wilkins        55     Chairman of the Board, President and Chief
                                 Executive Officer
Christopher L. Winslow    38     Executive Vice President and General Manager
                                 of Media and Logistics Operations
Daniel D. Viren           53     Senior Vice President and Chief Financial
                                 Officer
Julia A. Pollner          37     Senior Vice President, Finance, Secretary and
                                 Treasurer
Alexander P. Deak         39     Vice President and Chief Information Officer
Christopher T. Haynor     35     Vice President, Sales
Tammi Nance Spayde        37     Vice President, Human Resources and
                                 Organizational Development
Martin G. Stokman         39     Vice President, Europe
Jeffrey F. Tarplin        45     Vice President and General Manager, Internet
                                 Products Group

     Mr. Wilkins has been Chairman of the Board and Chief Executive Officer of the Company since August 1989.

     Mr. Winslow has been Executive Vice President and General Manager of Media and Logistics Operations since October 1999. Mr. Winslow has held various marketing and manufacturing positions with the Company since 1992.

     Mr. Viren has been Chief Financial Officer since July, 1999. From 1988 until joining the Company, Mr. Viren was with R.G. Barry Corporation, a manufacturer and marketer of home comfort footwear, last serving as a senior vice president of that company.

     Ms. Pollner has been Senior Vice President, Finance, Treasurer, and Secretary since May 1998, and has held various accounting and finance positions with the Company since 1987.

     Mr. Deak has been Vice President and Chief Information Officer of the Company since December 1994, and has held various information services and product management positions with the Company since 1990.

     Ms. Spayde has been Vice President, Organizational Development of the Company since August 1998. From 1984 until joining the Company, Ms. Spayde held various human resource and administration positions with OhioHealth Corporation, an integrated healthcare system.

     Mr. Stokman has been Vice President, Europe of the Company since January 1999. Mr. Stokman joined the Company in October 1998, in connection with the Company's acquisition of the CD-ROM services business assets of Imation. From 1997 to 1998, Mr. Stokman was Imation's business manager for its CD-ROM services business in Europe. From 1995 to 1997, Mr. Stokman was a manager of a European distribution center for 3M, the former owner of Imation.

     Mr. Tarplin has been Vice President and General Manager, Internet Products Group since July, 1999. From 1996, until joining the Company, Mr. Tarplin was president of Megasoft Online, Inc. an Internet software and services company. From 1993 to 1999, Mr. Tarplin was senior vice president and director, Megasoft Holdings, Inc., the parent corporation of Megasoft Online, Inc. and a holding company for operating businesses involved in contract software manufacturing and distribution services and Internet software products and services.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Shares are traded on the Nasdaq National Market system under the symbol META. The following table reflects the range of reported high and low last sales prices for the Common Shares for the periods indicated.

                                                           HIGH          LOW
                                                           -----        -----
For the quarter ended 1999
     March 31............................................  $8.00        $4.00
     June 30.............................................  $6.25        $3.75
     September 30........................................  $6.38        $3.06
     December 31.........................................  $4.50        $2.00

For the quarter ended 1998
     March 31............................................  $5.00        $4.00
     June 30.............................................  $6.50        $4.63
     September 30........................................  $5.81        $3.50
     December 31.........................................  $8.00        $3.38

     As of March 6, 2000, there were 3,795 holders of record of the Common Shares, and the last sales price per share on that date, as reported by the Nasdaq National Market system, was $4.25.

     The Company has never paid cash dividends on its common shares. The payment of dividends is within the discretion of the Company's board of directors and depends upon the earnings, the capital requirements, and the operating and financial condition of the Company, among other factors. The Company currently expects to retain its earnings to finance the growth and development of its business and does not expect to pay cash dividends in the foreseeable future.

     In addition, the terms of the Company's credit facilities prohibit it from paying cash dividends or making any other distributions of any kind to shareholders without the prior consents of the administrative agent of these credit facilities and the banks providing two-thirds of the funding for such facilities.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

                            1999            1998           1997           1996           1995
                        ------------    ------------    -----------    -----------    -----------
Sales.................  $120,281,047    $ 80,919,128    $48,933,634    $46,150,105    $39,261,463
Earnings (loss) before
  income taxes........  $ (4,166,290)   $  2,684,769    $ 1,040,534    $ 3,398,728    $ 4,140,980
Net earnings (loss)...  $ (2,846,290)   $  1,422,769    $   491,534    $ 2,040,728    $ 2,808,980
Earnings (loss) per
  common share:
  Basic...............  $      (0.47)   $       0.23    $      0.07    $      0.29    $      0.44
  Diluted.............  $      (0.47)   $       0.23    $      0.07    $      0.29    $      0.44
Weighted average
  number of common
  shares outstanding:
  Basic...............     6,074,879       6,058,414      6,791,836      7,064,194      6,333,706
  Diluted.............     6,074,879       6,115,084      7,189,266      7,159,775      6,441,105
Total assets..........  $111,407,753    $105,442,814    $52,871,893    $52,517,477    $50,076,076
Long-term
  liabilities.........  $ 47,382,793    $ 41,031,569    $ 5,893,410    $ 1,335,105    $   845,875
Shareholders'
  equity..............  $ 37,862,192    $ 41,949,897    $41,194,053    $45,265,791    $43,301,079

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS -- 1999 COMPARED TO 1998

     Net sales in 1999 were $120,281,000, an increase of $39,362,000, or 49%
over 1998. This increase resulted primarily from CD-ROM manufacturing sales increasing $38,895,000 to $112,749,000 for 1999, or 53%. A significant portion of this increase was attributable to the inclusion of a full year of sales from the CD-ROM services business acquired from Imation Corporation ("Imation") in September 1998. Radio syndication sales decreased $693,000, or 14%, to $4,203,000 in 1999, primarily as a result of some customers choosing to use CD-Recordable as a distribution method for smaller size orders. DVD sales accounted for $751,000 in 1999, as compared to $190,000 in 1998.

     Gross profit was 28% of net sales for 1999 as compared to 29% of net sales for 1998. The decrease in gross profit percentage was primarily attributable to the continuation of price erosion during 1999, albeit at a slower rate than in prior years.

     Selling, general and administrative expenses ("SG&A") increased to $32,911,000, or 27% of net sales, for 1999 as compared to $18,980,000, or 23% of net sales, for 1998. SG&A expenses increased in 1999 as a percentage of sales due to the increased overhead needed to absorb the additional sites, employee levels, and systems acquired in connection with the acquisition of Imation's CD-ROM services business.

     Restructuring expenses of $1,051,000 were incurred during the fourth quarter of 1999. These restructuring expenses included approximately $488,000 of severance and termination benefits related to the Company's decision to close its Wisconsin client services center and approximately $563,000 associated with consolidating manufacturing and packaging operations formerly located in Fremont, California into a single facility in Milpitas, California. These costs related primarily to estimated lease costs, net of estimated sub-lease rental income, which will be incurred during the remainder of the Fremont lease term. Restructuring expenses of $826,000 were incurred during 1998. The 1998 restructuring expenses primarily related to integration costs due to the Imation

CD-ROM services business acquisition and certain rent, utilities and labor expenses associated with closing a Wisconsin manufacturing facility acquired in that acquisition.

     Investment income was $25,000 for 1999 as compared to $35,000 for 1998. The decrease in investment income was a result of lower cash and cash equivalent balances. Interest expense for 1999 was $3,336,000 as compared to $1,186,000 for 1998. The increase in interest expense was the result of increased borrowings under the Company's credit facilities.

     Income tax benefit was $1,320,000 in 1999, or an effective tax benefit of 32%, as compared to an income tax expense of $1,262,000 in 1998, or an effective tax rate of 47%. The 1999 income tax benefit was primarily the result of a loss before income taxes of $4,166,000 in 1999, as compared to earnings before income taxes of $2,685,000 in 1998.

     The net loss for 1999 was $2,846,000, or basic and diluted losses per common share of $(.47), as compared to 1998 net earnings of $1,423,000, or basic and diluted earnings per common share of $.23. This decrease was primarily the result of lower gross margins and increased SG&A expenses as a percentage of sales.

RESULTS OF OPERATIONS -- 1998 COMPARED TO 1997

     Net sales in 1998 were at a record level of $80,919,000, an increase of $31,985,000, or 65% over 1997. This increase resulted primarily from CD-ROM manufacturing sales increasing $31,834,000 to $73,854,000 for 1998, or 76%. A significant portion of this increase was attributable to sales from the CD-ROM services business acquired from Imation in September 1998. Radio syndication sales decreased $751,000, or 13%, to $4,897,000 in 1998, primarily as a result of some customers choosing to use CD-Recordable as a distribution method for smaller size orders. DVD sales accounted for $190,000 in 1998, as compared to $6,000 in 1997.

     Gross profit was 29% of net sales for 1998 as compared to 31% of net sales for 1997. This decrease is primarily attributed to additional costs incurred related to the Wisconsin manufacturing facility that was closed in December 1998. In addition, sales price erosion continued during 1998, albeit at a slower rate than in prior years.

     SG&A expenses increased to $18,980,000, or 23% of net sales, for 1998 as compared to $13,847,000, or 28% of net sales, for 1997. SG&A expenses decreased in 1998 as a percentage of sales due to the leverage achieved on the significantly increased sales dollars.

     Restructuring expenses of $826,000 were incurred during 1998. These expenses primarily related to integration costs due to the Imation CD-ROM services business acquisition and certain rent, utilities and labor expenses associated with closing the Wisconsin manufacturing facility acquired in that acquisition.

     Investment income was $35,000 for 1998 as compared to $49,000 for 1997. The decrease in investment income was a result of lower cash and cash equivalent balances. Interest expense for 1998 was $1,186,000 as compared to $74,000 for 1997. The increase in interest expense was the result of increased borrowings under the Company's credit facilities, as more fully discussed in the Financial Condition section.

     Income tax expense was $1,262,000 in 1998, or an effective tax rate of 47%, as compared to $549,000 in 1997, or an effective tax rate of 53%. The 1998 effective tax rate decreased due to the lessened effect of the non-deductibility of certain goodwill for income tax purposes.

     Net earnings for 1998 were $1,423,000, or basic and diluted earnings per common share of $.23, as compared to 1997 net earnings of $492,000, or basic and diluted earnings per common share of $.07. This increase was primarily a result of increased sales, reduced SG&A expenses as a percentage of sales, and a lower effective tax rate as noted above.

IMPACT OF INFLATION

     The Company's operations are not significantly affected by inflationary pressures. Although inflation does affect salaries, employee benefits and other operating expenses, after considering general inflationary trends, total sales of the Company produced growth in real terms in 1999 and 1998. Net sales increased primarily due to increased sales of CD-ROM and related products, rather than increases in inflation.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This new statement requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," the provisions of SFAS No. 133 will require adoption in 2000.

     Adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

     The Company financed its business in 1999 through cash generated from operations, the use of debt, and the use of available cash balances. Cash flow from operating activities was $10,690,000, $19,292,000, and $8,197,000 for 1999,
1998 and 1997, respectively. The Company has cash and cash equivalents of $1,696,000 as of December 31, 1999.

     During 1999, the Company continued to increase its manufacturing capacity over the 1998 levels. These additions, along with recurring capital needs, resulted in the purchase of $22,823,000 in property, plant and equipment during 1999 as compared to $16,030,000 in 1998 and $8,933,000 in 1997.

     The Company completed construction of its distribution center in October 1999. The Company financed the construction through cash generated through operations and funds available under a $7,000,000 construction loan facility. This construction loan was replaced in 1999 by a permanent loan facility, discussed below. Total interest capitalized during 1999, related to the distribution center, was $74,242.

     The Huntington National Bank and Bank One, NA have provided a $30,000,000 term loan facility and a $20,000,000 revolving loan facility to the Company (the "Credit Facilities"). All loans under the Credit Facilities are payable on September 11, 2003. The following is a summary of the terms of the Credit Facilities. The term loan facility is payable over five years in quarterly principal payments which escalate over the term of the loan. The term loan facility and a portion of the revolving loan facility were used to finance the Imation asset purchase. As of December 31, 1999, $17,950,000 was outstanding under the revolving loan facility. Borrowings under the Credit Facilities bear interest, at the Company's option, at either the federal funds rate plus 50 basis points or prime rate (whichever of the two are higher) or the London Interbank offered Rate (LIBOR) rate plus a margin based upon the Company's debt coverage ratio (which ranges from not less than 75 basis points to not more than 150 basis points). The Credit Facilities are secured by a first lien on all non-real estate business assets of the Company and a pledge of the stock of the Company's subsidiaries. The Company is required to comply with certain financial and other covenants. The Company was not in compliance with certain of its financial covenants as of December 31, 1999, and the bank waived compliance with these covenants through December 31, 1999. In March 2000, the bank modified the financial covenants, and the Company anticipates being in compliance with the revised covenants through the remainder of 2000. If such modified financial covenants would have been in effect at December 31, 1999, the Company would have been in compliance with them as of that date.

     The Company has a $19,000,000 loan facility with Huntington Capital Corp which is payable in monthly principal and interest payments based upon a thirty year amortization schedule and bears interest at a fixed rate of 8.2%. This term loan facility was used to permanently finance the Company's new Dublin, Ohio distribution center and to pay down other bank debt. This loan facility is payable in monthly installments over 10 years, with a 30 year amortization period, and is secured by a first lien on all real property of the Company and letters of credit in favor of the lender, in an aggregate amount of $1,650,000.

     The Company anticipates incurring a restructuring expense of approximately $450,000 in the first quarter of 2000. These costs will primarily consist of severance and termination benefits related to the completion of a U.S. workforce reduction of approximately 12%. The workforce reduction will be accomplished through attrition, unfilled vacancies, and layoffs of temporary and some full time employees.

     Management believes that current cash balances, plus the funds available under its current and future credit facilities, plus cash to be generated from future operations should provide sufficient capital to meet the current business needs of the Company for the foreseeable future.

YEAR 2000

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 compliant. In the latter part of 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in its information and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its internal systems or those of its third party vendors. The Company will continue to monitor its computer applications throughout the current year to ensure that any latent Year 2000 matters that may arise are addressed promptly. The Company incurred nominal expenses during 1999 in connection with its Year 2000 compliance efforts.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Except for historical information, all other statements made in this report are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause the Company's actual results to differ materially from those projected. Such risks and uncertainties that might cause such a difference include, but are not limited to, changes in general business and economic conditions, changes in demand for CD-ROM products, excess capacity levels in the CD-ROM industry, the introduction of new products by competitors, increased competition (including pricing pressures), changes in manufacturing efficiencies, changes in technology, and other risks indicated in the company's filings with the Securities and Exchange Commission, including Form 10-K for Metatec's year ended December 31, 1999.

STATEMENT OF MANAGEMENT RESPONSIBILITY

     The consolidated financial statements of Metatec International are the responsibility of management, and those statements have been prepared in accordance with generally accepted accounting principles. All available information and management's judgment of current conditions and circumstances have been reflected. Management accepts full responsibility for the accuracy, integrity and objectivity of the financial information included in this report.

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

Daniel D. Viren
Senior Vice President and
Chief Financial Officer

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

PRODUCT CONCENTRATION

     Revenues from the sale of CD-ROM and DVD-ROM products and services constituted substantially all of the Company's revenues for 1999, and such products and services are expected to continue to account for substantially all of the Company's revenues for the foreseeable future. A decline in the demand for CD-ROM and DVD-ROM products and services, whether as a result of competition, technological change or otherwise, would have a material adverse effect on the Company's operating results. Included in the Company's CD-ROM products and services are audio CDs for the radio syndication programming services market. The Company does not anticipate revenue growth in its radio syndication services because of the maturity of the market, the Company's existing market share, and increased price competition.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not use derivative financial instruments in its investment portfolio except for forward contracts used to hedge the net receivable/payable position arising from an intercompany note between Metatec International and the European subsidiary. The Company places its investments in instruments that meet high credit quality standards. The Company does not expect any material loss with respect to its investment portfolio.

     The Company utilizes term and revolving debt with variable interest rates of 75 to 150 basis points above LIBOR, and therefore affected by changes in market interest rates. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2000, although there can be no assurances that interest rates will not significantly change.

     The effect of foreign exchange rate fluctuations on the Company's statements of operations for the year's ended December 31, 1999 and 1998 were not material.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Metatec International, Inc.:

     We have audited the accompanying consolidated balance sheets of Metatec International, Inc. (formerly Metatec Corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Metatec International, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

February 28, 2000
(March 22, 2000 as to the waiver and amendment of certain covenants in Note 5 to the consolidated financial statements)
Columbus, Ohio

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

METATEC INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

                                                                    AT DECEMBER 31,
                                                              ----------------------------
                                                                  1999            1998
                                                              ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  1,695,884    $  2,557,221
  Accounts receivable, net of allowance for doubtful
     accounts of $480,000 and $490,000......................    20,628,847      21,635,889
  Inventory.................................................     3,671,639       3,207,460
  Prepaid expenses..........................................     1,050,898       1,037,945
  Prepaid income taxes......................................       234,302         580,879
  Deferred income taxes.....................................     1,784,000         143,000
                                                              ------------    ------------
          Total current assets..............................    29,065,570      29,162,394
Property, plant and equipment -- net........................    63,748,238      55,827,054
Goodwill -- net.............................................    18,380,164      20,453,366
Other Assets................................................       213,781              --
                                                              ------------    ------------
TOTAL ASSETS................................................  $111,407,753    $105,442,814
                                                              ============    ============
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 12,663,558    $ 12,052,442
  Accrued royalties.........................................     1,749,508       2,053,691
  Accrued personal property taxes...........................     1,241,638         993,399
  Other accrued expenses....................................     1,927,464       2,526,684
  Accrued payroll...........................................     1,384,775       1,598,507
  Unearned income...........................................       195,975         156,440
  Current maturities of long-term debt and capital lease
     obligations............................................     6,999,850       3,080,185
                                                              ------------    ------------
          Total current liabilities.........................    26,162,768      22,461,348
Long-term debt and capital lease obligations, less current
  maturities................................................    45,501,868      39,506,376
Other long-term liabilities.................................       450,925          45,193
Deferred income taxes.......................................     1,430,000       1,480,000
                                                              ------------    ------------
          Total liabilities.................................    73,545,561      63,492,917
                                                              ------------    ------------
Commitments and contingencies (Notes 6, and 7)
Shareholders' equity:
  Common stock, 1999 -- no par value, 1998 -- $.10 par
     value; authorized 1999 -- 10,000,000 shares,
     1998 -- 10,083,500; issued 1999 -- 7,157,355 shares,
     1998 -- 7,153,480 shares...............................    34,949,138         715,348
  Additional paid-in capital................................            --      34,218,577
  Retained earnings.........................................     9,959,256      12,805,546
  Accumulated other comprehensive income (loss).............    (1,223,665)         32,963
  Treasury stock, at cost; 1,081,742 shares.................    (5,822,537)     (5,822,537)
                                                              ------------    ------------
          Total shareholders' equity........................    37,862,192      41,949,897
                                                              ------------    ------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY....................  $111,407,753    $105,442,814
                                                              ============    ============

See notes to consolidated financial statements.

METATEC INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         1999           1998           1997
                                                     ------------    -----------    -----------
NET SALES..........................................  $120,281,047    $80,919,128    $48,933,634
Cost of sales......................................    87,174,319     57,276,391     33,815,791
                                                     ------------    -----------    -----------
Gross profit.......................................    33,106,728     23,642,737     15,117,843
Selling, general and administrative expenses.......    32,910,549     18,980,164     13,847,028
Restructuring expenses.............................     1,050,722        825,975        206,000
                                                     ------------    -----------    -----------
OPERATING EARNINGS (LOSS)..........................      (854,543)     3,836,598      1,064,815
Other income and (expense):
     Investment income.............................        24,520         34,546         49,459
     Interest expense..............................    (3,336,267)    (1,186,375)       (73,740)
                                                     ------------    -----------    -----------
EARNINGS (LOSS) BEFORE INCOME TAXES................    (4,166,290)     2,684,769      1,040,534
Income taxes (benefit).............................    (1,320,000)     1,262,000        549,000
                                                     ------------    -----------    -----------
NET EARNINGS (LOSS)................................  $ (2,846,290)   $ 1,422,769    $   491,534
                                                     ============    ===========    ===========
NET EARNINGS (LOSS) PER COMMON SHARE:
  Basic and diluted................................  $      (0.47)   $      0.23    $      0.07
                                                     ============    ===========    ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic............................................     6,074,879      6,058,414      6,791,836
                                                     ============    ===========    ===========
  Diluted..........................................     6,074,879      6,115,084      7,189,266
                                                     ============    ===========    ===========

See notes to consolidated financial statements.

METATEC INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                         ACCUMULATED
                                            ADDITIONAL                      OTHER
                                COMMON        PAID-IN      RETAINED     COMPREHENSIVE    TREASURY
                                 STOCK        CAPITAL      EARNINGS     INCOME (LOSS)      STOCK         TOTAL
                              -----------   -----------   -----------   -------------   -----------   -----------
BALANCE AT DECEMBER 31,
  1996......................  $   707,336   $33,935,853   $10,891,243    $         0    $  (268,641)  $45,265,791
Net earnings................                                  491,534                                     491,534
Treasury shares acquired....                                                             (4,733,256)   (4,733,256)
Stock awards for
  employees.................          641        30,839                                                    31,480
Stock options exercised.....        2,871       127,633                                                   130,504
Tax benefit relating to
  stock options.............                      8,000                                                     8,000
                              -----------   -----------   -----------    -----------    -----------   -----------
BALANCE AT DECEMBER 31,
  1997......................      710,848    34,102,325    11,382,777              0     (5,001,897)   41,194,053
Comprehensive Income:
  Net earnings..............                                1,422,769                                   1,422,769
  Foreign currency
    translation
    adjustments.............                                                  32,963                       32,963
                                                                                                      -----------
    Comprehensive income....                                                                            1,455,732
Treasury shares acquired....                                                               (820,640)     (820,640)
Stock options exercised.....        4,500        66,252                                                    70,752
Tax benefit relating to
  stock options.............                     50,000                                                    50,000
                              -----------   -----------   -----------    -----------    -----------   -----------
BALANCE AT DECEMBER 31,
  1998......................      715,348    34,218,577    12,805,546         32,963     (5,822,537)   41,949,897
Comprehensive Loss:
  Net loss..................                               (2,846,290)                                 (2,846,290)
  Foreign currency
    translation
    adjustments.............                                              (1,256,628)                  (1,256,628)
                                                                                                      -----------
    Comprehensive loss......                                                                           (4,102,918)
Stock options exercised.....          388        10,825                                                    11,213
Tax benefit relating to
  stock options.............                      4,000                                                     4,000
Elimination of par value....   34,233,402   (34,233,402)
                              -----------   -----------   -----------    -----------    -----------   -----------
BALANCE AT DECEMBER 31,
  1999......................  $34,949,138   $         0   $ 9,959,256    $(1,223,665)   $(5,822,537)  $37,862,192
                              ===========   ===========   ===========    ===========    ===========   ===========

See notes to consolidated financial statements.

METATEC INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                        1999            1998           1997
                                                     -----------    ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)..............................  $(2,846,290)   $  1,422,769    $   491,534
  Adjustments to reconcile net earnings (loss) to
     net cash provided by operating activities:
     Depreciation and amortization.................   14,346,593       9,976,282      7,914,342
     Deferred income taxes (benefit)...............   (1,691,000)        349,000        192,000
     Stock awards for employees....................            0               0         31,480
     Net loss (gain) on sales of property, plant
       and equipment...............................      (62,094)         68,218         54,962
     Changes in assets and liabilities:
       Accounts receivable.........................      606,178      (3,494,680)      (504,582)
       Inventory...................................     (535,012)        351,314       (206,781)
       Prepaid expenses and other assets...........      105,334      (1,256,023)        97,929
       Accounts payable and accrued expenses.......      708,606      11,792,093        257,285
       Unearned income.............................       57,617          82,662       (131,365)
                                                     -----------    ------------    -----------
          Net cash provided by operating
            activities.............................   10,689,932      19,291,635      8,196,804
                                                     -----------    ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in long-term note
     receivable....................................            0         550,649       (336,799)
  Purchase of property, plant and equipment........  (21,371,106)    (14,290,702)    (8,566,133)
  Proceeds from the sales of property, plant and
     equipment.....................................      267,668          20,638         83,434
  Net cash used for acquisitions...................     (314,212)    (41,635,504)             0
                                                     -----------    ------------    -----------
          Net cash used in investing activities....  (21,417,650)    (55,354,919)    (8,819,498)
                                                     -----------    ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in long-term debt and capital lease
     obligations...................................   33,595,339      46,332,261      4,500,000
  Payment of long-term debt and capital lease
     obligations...................................  (23,680,182)     (8,425,888)      (116,252)
  Stock options exercised, including tax benefit...       15,213         120,752        138,504
  Treasury stock acquired..........................            0        (820,640)    (4,733,256)
                                                     -----------    ------------    -----------
          Net cash provided (used) by financing
            activities.............................    9,930,370      37,206,485       (211,004)
                                                     -----------    ------------    -----------
  Effect of exchange rate on cash..................      (63,989)         32,963              0
Increase (decrease) in cash and cash equivalents...     (861,337)      1,176,164       (833,698)
Cash and cash equivalents at beginning of year.....    2,557,221       1,381,057      2,214,755
                                                     -----------    ------------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR...........  $ 1,695,884    $  2,557,221    $ 1,381,057
                                                     ===========    ============    ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid....................................  $ 3,950,812    $    429,606    $    65,197
                                                     ===========    ============    ===========
  Income taxes paid................................  $    34,249    $  1,824,155    $    64,785
                                                     ===========    ============    ===========
  Assets purchased for the assumption of
     liabilities...................................  $ 1,452,313    $  1,739,058    $   367,137
                                                     ===========    ============    ===========
  Acquisition of receivables and inventory for the
     assumption of liabilities.....................  $         0    $    497,028    $         0
                                                     ===========    ============    ===========
  Assets sold for the assumption of receivable.....  $    41,993    $          0    $         0
                                                     ===========    ============    ===========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation -- The consolidated financial statements include the accounts of Metatec International, Inc. and its wholly owned subsidiaries (the "Company" or "Metatec"). All significant intercompany accounts and transactions have been eliminated. The Company's subsidiaries maintain separate financial statements.

     Prior to May 1, 1999, the registrant was Metatec Corporation, a Florida corporation. At the annual meeting of shareholders on April 20, 1999, the shareholders of Metatec Corporation approved a proposal to change the registrant's state of incorporation from Florida to Ohio through a merger of Metatec Corporation with and into its wholly owned subsidiary Metatec International, Inc., an Ohio corporation, which became effective on April 30, 1999. At that time, the registrant became an Ohio corporation and its name changed to Metatec International, Inc. The term "Company" includes Metatec Corporation as the predecessor to Metatec International, Inc.

     As part of the merger, the shareholders of the Company approved a resolution which amended and restated the Company's Articles of Incorporation to decrease the number of authorized shares of common stock from 10,083,500 shares, par value $.10, to 10,000,000 shares, without par value. The additional paid-in capital account has been combined with common stock as presented in the Consolidated Statements of Shareholder's Equity.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Management believes those estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from these estimates.

     Nature of Operations -- The operations of the Company are in the information industry primarily providing optical disc manufacturing and distribution, for specific customers primarily in North America and Europe, with a majority of the customers under contract. The Company maintains three manufacturing, sales, distribution and development facilities with sales offices located in nine different locations around the United States and Europe. The revenues from product sales are recognized at the time the products are shipped. For software development services, the Company recognizes profit using the percentage of completion method, measured by the percentage of the cost of services completed to date compared to total planned cost of services. Earned revenue is determined on the basis of the profit recognized plus the contract costs incurred during the period.

     Cash and Cash Equivalents -- Cash and cash equivalents consist of highly liquid instruments such as certificates of deposit, time deposits, treasury notes and other money market instruments which generally have maturities of less than three months. The carrying amounts reported in the balance sheets approximate fair value. The Company holds cash primarily in one financial institution.

     Inventory -- Inventory consists primarily of raw materials and spare parts and is valued at the lower of cost or market with cost determined by the first-in, first-out method.

     Property, Plant and Equipment -- Property, plant and equipment are recorded at cost. The cost of maintenance and repairs is charged against results of operations as incurred. Property, plant and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets which range from three to thirty years. For income tax purposes, accelerated methods are used for all eligible assets.

     Interest is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In 1999 $74,242 of interest cost was capitalized. No interest was capitalized in 1998 or 1997.

     Goodwill -- Goodwill represents the excess of cost over net assets acquired and is being amortized using the straight-line method over periods ranging from 10 to 15 years. At September 12, 1998, goodwill increased $18,025,184 as part of the purchase of the CD-ROM services business of Imation Corporation ("Imation"). This $18,025,184 in goodwill is being amortized using the straight-line method through 2013. At July 2, 1999, goodwill increased $64,212 as part of the purchase of a small software products and technology services firm called SilverSpan. This additional $64,212 in goodwill is being amortized using the straight-line method through 2002. Accumulated amortization was $3,549,801 and $1,928,727 at December 31, 1999 and 1998, respectively.

     At each balance sheet date, a determination is made by management to ascertain whether goodwill has been impaired based on several criteria, including, but not limited to, revenue trends, undiscounted operating cash flows and other operating factors. For the years presented there has been no impairment of goodwill.

     Income Taxes -- The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which uses the liability method to calculate deferred income taxes. This standard requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between the financial statement basis and income tax basis of assets and liabilities and net operating loss carry forwards to the extent realization is more likely than not.

     Advertising -- The Company expenses advertising costs as incurred. Advertising expense was $8,711, $15,508 and $26,963 for 1999, 1998 and 1997,
respectively.

     Net Earnings Per Common Share -- Basic net earnings per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net earnings per common share is computed similarly but includes the effect of stock options.

     Comprehensive Income -- In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". This statement requires the reporting and display of comprehensive income and its components for all years presented. The Company had other comprehensive losses related to foreign currency translation adjustments of $1,256,628 in 1999, and income of $32,963 for 1998.

     Financial Instruments -- The Company entered into a series of forward contracts (against the Dutch guilder and U.S. Dollar) to hedge the new receivable/payable position arising from an intercompany note between Metatec and its European subsidiary. The Company is not a party to leveraged derivatives and does not hold or issue financial instruments for speculative purposes. The purpose of the Company's hedging is to protect it from the risk that the eventual functional currency inflows resulting from the intercompany payments will be adversely affected by changes in exchange rates. The forward contracts have been designed to correspond with the repayment schedule contained within the intercompany note. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged.

     Foreign Currency Translation -- The assets and liabilities of the Company's subsidiaries outside the United States are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are recognized currently in net income and those resulting from translation of financial statements are recognized currently in comprehensive income.

     Recently Issued Financial Accounting Standards -- In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This new statement requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," the provisions of SFAS No. 133 will require adoption in 2000.

     Adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

     Reclassifications -- Certain reclassifications have been made to the prior year financial statements to conform with the 1999 presentation.

2.  BUSINESS COMBINATIONS

     On July 2, 1999, the Company purchased the technology products and services business of a company called SilverSpan for a purchase price of $314,212 which included $64,212 in goodwill, plus an earn out to be paid over a 42 month period.

     SilverSpan is a software products and technology services firm specializing in secure, managed delivery of software, digital documents and information products for business customers over the Internet, corporate Intranets, and Extranets. The Company acquired the SilverSpan business through a court-approved sale under Chapter 11 proceedings of Megasoft, SilverSpan's parent company. The Company financed the purchase through funds borrowed under the Company's existing revolving loan facility. The impact of the purchase of SilverSpan was not material to the Company's 1999 results of operations.

     During 1998, the Company purchased the CD-ROM services business assets of Imation Corporation ("Imation") for $39.8 million, excluding professional service fees, in a business combination accounted for under the purchase method. Accordingly, the assets acquired were recorded at their fair values and included goodwill of $18,025,184 which is being amortized over 15 years using the straight-line method.

     The asset purchase included Imation's plant operations in Fremont, California, Breda; The Netherlands; and Menomonie, Wisconsin. The Menomonie plant operations were transferred to Metatec's Dublin, Ohio, manufacturing plant by the end of the fourth quarter of 1998 after completion of a transitional operations period in Menomonie.

     The purchase price for the Imation assets was $39.8 million. The Company financed the asset purchase through a $30.0 million term loan facility and a portion of a $20.0 million revolving loan facility.

     The pro forma results of operations of the Company for 1998 and 1997, assuming the Imation acquisition occurred at the beginning of each period presented, are as follows:

                                                              1998            1997
                                                          ------------    ------------
Net revenues............................................  $127,023,636    $110,815,634
Net Income..............................................     5,725,750       2,831,340
Basic net earnings per share............................          0.95            0.42
Diluted net earnings per share..........................          0.94            0.39

3.  RESTRUCTURING CHARGES

     During the fourth quarter of 1999, the Company made a decision to close its Menomonie, Wisconsin client services center. As a result of this action, the Company incurred restructuring charges of $488,255 primarily for severance and termination benefits, $198,622 of which had been paid as of December 31, 1999. In addition, the Company relocated its California facility from Fremont to Milpitas during 1999, causing the Company to incur restructuring charges of $562,467. These costs related primarily to estimated lease costs, net of estimated sub-lease rentals of $1,067,000, which will be incurred during the remainder of the Fremont lease term to 2003.

     Restructuring charges of $825,975 were incurred during 1998. These expenses primarily related to integration costs due to the Imation CD-ROM services business acquisition and certain rent, utilities and labor expenses associated with the closing of a Wisconsin manufacturing facility acquired in connection with such acquisition. Approximately $368,000 of these expenses were paid in 1998 and the balance was paid in 1999.

     During 1997 the Company made a decision to exit its business of providing publishing tools and software development services. As a result of this action the Company incurred restructuring charges of $206,000 primarily for severance and termination benefits, all of which were paid in 1997.

4.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following at December 31:

                                                      1999            1998
                                                  ------------    ------------
Land............................................  $  2,579,787    $  2,579,787
Buildings and improvements......................    29,659,406      18,098,312
Machinery and equipment.........................    52,279,812      49,014,899
Furniture and fixtures..........................     5,930,555       3,970,336
Computer equipment and related software.........    10,124,108       7,436,858
Equipment installation and building in
  progress......................................     2,918,746       3,656,616
                                                  ------------    ------------
          Total.................................   103,492,414      84,756,808
Less accumulated depreciation...................   (39,744,176)    (28,929,754)
                                                  ------------    ------------
Net property, plant and equipment...............  $ 63,748,238    $ 55,827,054
                                                  ============    ============

5.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations consisted of the following at December 31:

                                                       1999           1998
                                                    -----------    -----------
Term debt.........................................  $14,250,000    $30,000,000
Revolving line of credit..........................   17,950,000     12,500,000
Real estate financing.............................   18,950,535
Capital lease obligations.........................    1,351,183         86,561
Less current maturities...........................   (6,999,850)    (3,080,185)
                                                    -----------    -----------
Long-term debt and capital lease obligations......  $45,501,868    $39,506,376
                                                    ===========    ===========

     The Company has an agreement with a bank that provides credit facilities for a term loan and revolving loan. The revolving loan provides for advances of up to $20,000,000 through September 10, 2003, of which $17,950,000 was outstanding at December 31, 1999. The term loan was issued in a single advance on September 11, 1998, in the amount of $30,000,000. The term loan is to be repaid in installments with the total balance due September 11, 2003. Borrowings under these credit facilities bear interest, at the Company's option, at either the federal funds rate plus 50 basis points or prime rate (whichever of the two are higher) or the London Interbank Offered Rate (LIBOR) plus a margin based upon the Company's debt coverage ratio (which ranges from not less than 75 basis points to not more than 150 basis points). The interest rates on the borrowings at December 31, 1999 ranged from 7.68% to 8.5% (6.9% to 7.25% at December 31,
1998). These credit facilities are secured by a first lien on all non-real estate business assets of the Company and a pledge of the stock of the Company's subsidiaries. The Company is required to comply with certain financial and other covenants.

     The Company has a $19,000,000 loan facility with a lender which is payable in monthly principal and interest payments based upon a thirty year amortization schedule and bears interest at a fixed rate of 8.2%. This term loan facility was used to permanently finance the Company's new Dublin, Ohio distribution center and to pay down other bank debt. The loan is secured by a first lien on all real property of the Company and letters of credit in favor of the lender in an aggregate amount of $1,650,000.

     At December 31, 1999, the Company had a $400,000 and a $1,650,000 letter of credit outstanding which had not been drawn upon before year end.

     The terms of the credit facilities provide for the maintenance of certain financial covenants. Because of the operating loss reported by the Company for the year ended December 31, 1999 the Company would not have been in compliance with such covenants had the bank not granted a waiver extending through December 31, 1999. On March 22, 2000, the bank amended the covenants and the Company anticipates being in compliance with the amended covenants through the remainder of 2000. If such modified financial covenants would have been in effect at December 31, 1999, the Company would have been in compliance with them as of that date.

     The estimated fair value of the Company's long-term obligations approximated their carrying amount at December 31, 1999 and 1998, based on current market prices for the same or similar issues.

     In addition, the terms of the Company's credit facilities prohibit it from paying cash dividends or making any other distributions of any kind to shareholders without the prior consents of the administrative agent of these credit facilities and the banks providing two-thirds of the funding for such facilities.

     Total long-term debt maturities in 2000 to 2004, are $6,999,850, $6,274,360, $1,795,109, $18,272,401, $352,243 respectively, and $18,807,755 thereafter.

6.  LEASES

     At December 31, 1999, the Company leased $1,883,121 of office equipment and building improvements, with related accumulated depreciation of $567,951, under non-cancelable capital lease agreements expiring at various dates through 2009. Maintenance, insurance, and tax expenses are the responsibility of the Company under the agreements.

     Operating lease expense was $3,126,464, $1,865,688 and $370,597 for 1999,
1998 and 1997, respectively.

     The future annual minimum lease payments under all capital leases, together with the present value of the minimum lease payments, and the future minimum rental payments required under all operating leases that have initial or remaining lease terms in excess of one year are as follows:

                                                 CAPITAL LEASES    OPERATING LEASES
                                                 --------------    ----------------
Year ending December 31:
2000...........................................    $  227,341        $ 2,064,855
2001...........................................       220,944          1,893,532
2002...........................................       220,944          1,799,723
2003...........................................       220,944          1,719,713
2004...........................................       220,944          1,560,158
Thereafter.....................................       976,223          6,506,609
                                                   ----------        -----------
Total minimum lease payments...................     2,087,340        $15,544,590
                                                                     ===========
Less amount representing interest..............      (736,157)
                                                   ----------
Present value of net minimum payments..........    $1,351,183
                                                   ==========

7.  COMMITMENTS AND CONTINGENCIES

     Self-Insurance -- The Company is self insured with respect to medical and dental claims for United States employees. The Company has obtained stop-loss insurance for claims in excess of $50,000 per individual per year and $1,000,000 lifetime maximum per individual. The Company has recorded an estimated liability for self-insured claims incurred but not reported at December 31, 1999 and 1998 of $450,000 and $331,000, respectively. The Company is also self insured with respect to short term disability claims.

8.  INCOME TAXES

     The components of income tax expense (benefit) were as follows:

                                             1999           1998         1997
                                          -----------    ----------    --------
Federal:
  Current...............................  $   132,000    $  600,000    $279,000
  Deferred..............................     (909,000)      272,000     101,000
                                          -----------    ----------    --------
     Total Federal......................     (777,000)      872,000     380,000
                                          -----------    ----------    --------
State and Local:
  Current...............................      444,000       160,000      78,000
  Deferred..............................     (618,000)       77,000      91,000
                                          -----------    ----------    --------
     Total State and Local..............     (174,000)      237,000     169,000
                                          -----------    ----------    --------
Foreign:
  Current...............................     (205,000)      153,000
  Deferred..............................     (164,000)
                                          -----------    ----------    --------
     Total Foreign......................     (369,000)      153,000
                                          -----------    ----------    --------
Total...................................  $(1,320,000)   $1,262,000    $549,000
                                          ===========    ==========    ========

     Total earnings before income taxes in 1999 is comprised of $732,584 foreign losses and $3,433,706 domestic losses. Total earnings before income taxes in 1998 is comprised of $354,705 foreign earnings and $2,330,064 domestic earnings. There were no foreign earnings in 1997.

     Significant differences between income taxes recorded for financial reporting purposes and income taxes (benefit) calculated using the Federal statutory rate of 34% are as follows:

                                             1999           1998         1997
                                          -----------    ----------    --------
Tax expense (benefit) at statutory
  rate..................................  $(1,417,000)   $  913,000    $354,000
State and local tax expense (benefit),
  net of federal benefit................     (114,000)      156,000     111,000
Non deductible goodwill.................      156,000       156,000     156,000
Other...................................       55,000        37,000     (72,000)
                                          -----------    ----------    --------
Total...................................  $(1,320,000)   $1,262,000    $549,000
                                          ===========    ==========    ========

     Deferred income taxes recorded in the consolidated balance sheets at December 31, 1999 and 1998 consist of the following:

                                                        1999          1998
                                                     ----------    -----------
Deferred tax assets:
State tax credit (expires 2005)....................  $  409,000    $   228,000
Allowance for doubtful accounts....................     167,000        168,000
Net operating loss carryforwards...................   1,740,000         88,000
Accrued Medical Insurance..........................     185,000         96,000
Other..............................................     479,000        287,000
                                                     ----------    -----------
          Total deferred tax assets................   2,980,000        867,000
                                                     ----------    -----------
Deferred tax liabilities:
Depreciation.......................................   2,114,000      1,754,000
Prepaid Expenses...................................     234,000        288,000
Other..............................................     278,000        162,000
                                                     ----------    -----------
          Total deferred tax liabilities...........   2,626,000      2,204,000
                                                     ----------    -----------
Net deferred tax asset (liability).................  $  354,000    $(1,337,000)
                                                     ==========    ===========

     The Company has available net operating loss carry forwards for tax purposes of approximately $4,000,000. Included in this balance are foreign net operating loss carry forwards of approximately $675,000. The Company has available net operating loss carry forwards for tax purposes of approximately $216,000 which expire in 2005 which may only be used to offset future taxable income of the Company.

     Based on management's projection of income, the Company will more likely than not realize such benefits of such tax credits carry forwards.

     At December 31, 1999 there were no unremitted earnings of subsidiaries outside the United States, due to cumulative net losses in these subsidiaries. Accordingly, no deferred income taxes for additional United States federal income taxes from the distribution of foreign earnings is required.

9.  BENEFIT PLANS

     Substantially all U.S. associates are enrolled in a Company-sponsored defined contribution plan established under Section 401(k) of the Internal Revenue Code. The Company's contribution under the plan was approximately $703,300, $284,100 and $170,300 for 1999, 1998 and 1997, respectively. During
1998, the Company increased its contribution to 75% of the associate's contribution up to a maximum of 3.75% of the associate's annual compensation. The funds are invested in mutual funds.

     The Company initiated a performance sharing plan (Open Book Management
Plan) for employees during 1998. All employees are eligible for this plan after a six month waiting period. Each employee is assigned points at the beginning of the year, and these points pay quarterly bonuses based on actual results as compared to planned results. The Company recorded $427,028 in performance sharing bonuses earned for 1999, of which $357,674 was paid as of December 31, 1999. The Company recorded $1,106,756 in performance sharing bonuses earned for 1998, of which $438,293 was paid as of December 31, 1998.

     The Company initiated a discretionary common stock award program for employees during 1996. The value of the 1997 stock award was $31,480. The program was discontinued at the end of 1997.

10.  STOCK OPTION PLANS

     In 1999, the Company's shareholders approved the 1999 Directors' Stock Option Plan (the "1999 Directors Plan") under which a maximum of 300,000 Common Shares may be issued. The 1999 Directors Plan replaced the Company's 1992 Directors' Stock Option Plan, and no additional options will be issued under the 1992 plan. The 1999 Directors Plan automatically grants 5,000 options to each non-employee director immediately following the Company's annual meeting of shareholders. These options are fully vested on the grant date. In addition, for each non-employee director, when they first become a director, the 1999 Directors Plan automatically grants 10,000 one-time options. These one-time options vest in equal installments over a four year period. As of December 31, 1999, there have been 25,000 options granted under the 1999 Directors Plan, none of which were forfeited, none of which were exercised, and all of which were exercisable. As of December 31, 1999, there have been 164,925 options granted under the 1992 Director's Stock Option Plan, 80,080 of which were forfeited, 22,345 of which were exercised and 57,500 of which are exercisable.

     The option price of shares subject to an option for the directors stock option plans is the fair market value of the shares at the time the option is granted. No options issued are exercisable after five years from the date of grant.

     The Company has a 1990 Stock Option Plan under which a maximum of 1,610,000 Common Shares may be issued. This Plan, as amended, is available to officers and available to all full time employees of the Company or its subsidiary corporations and, in the case of non-qualified options, directors of subsidiaries of the Company (other than directors of such subsidiaries who are also directors of the Company). As of December 31, 1999, there have been 2,262,050 options granted under this plan, 805,275 of which were forfeited, 271,450 of which were exercised and 578,000 of which are exercisable.

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

     At December 31, 1999, no incentive options had been granted. Both incentive and non-qualified options vest over a period of from one to four years from the date of grant, and are not exercisable after 10 years from the date of grant. The option price of both incentive options and non-qualified options is equal to the fair market value of the shares at the time the options are granted.

     The following summarizes all stock option transactions from January 1, 1997 through December 31, 1999:

                                                      PER SHARE       WEIGHTED AVERAGE
                                       SHARES       OPTION PRICE       EXERCISE PRICE
                                      ---------    ---------------    ----------------
Outstanding at January 1, 1997......    645,866    $1.50 to $12.88         $8.97
Granted.............................    806,000    $ 4.13 to $6.00         $5.19
Exercised...........................    (28,711)   $ 1.75 to $5.50         $4.55
Terminated..........................   (520,000)   $4.38 to $11.50         $9.03
                                      ---------
Outstanding at December 31, 1997....    903,155    $1.50 to $12.88         $5.70
Granted.............................    412,200    $ 3.88 to $6.13         $4.96
Exercised...........................    (45,000)   $ 1.50 to $1.75         $1.57
Terminated..........................   (208,280)   $4.25 to $12.88         $5.77
                                      ---------
OUTSTANDING AT DECEMBER 31, 1998....  1,062,075    $1.50 TO $12.88         $5.58
GRANTED.............................    299,500    $ 3.00 TO $6.63         $5.02
EXERCISED...........................     (3,875)   $ 1.50 TO $4.38         $2.89
TERMINATED..........................    (84,875)   $4.38 TO $11.50         $8.82
                                      ---------
OUTSTANDING AT DECEMBER 31, 1999....  1,272,825    $1.50 TO $12.88         $5.24
                                      =========

     The following presents information for common shares exercisable as of December 31:

                                                1999       1998        1997
                                               -------    -------    --------
Weighted Average Exercise Price..............  $  5.56    $  6.35    $   6.68
                                               =======    =======    ========
Common Shares Exercisable....................  660,500    510,800     186,455
                                               =======    =======    ========

     The following table summarizes information about options outstanding at December 31, 1999:

                OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
----------------------------------------------------      -----------------------------------------------
                                    WEIGHTED-AVERAGE
      RANGE OF                         REMAINING          WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
   EXERCISE PRICES      NUMBER      CONTRACTUAL LIFE       EXERCISE PRICE     NUMBER      EXERCISE PRICE
   ---------------     ---------    ----------------      ----------------    -------    ----------------
$1.50 -- $1.75            20,500          0.9                  $ 1.56          20,500         $ 1.56
$3.00 -- $4.50           512,225          8.2                  $ 4.15         163,675         $ 4.22
$5.13 -- $6.00           596,700          7.7                  $ 5.67         432,925         $ 5.80
$6.13 -- $11.00          132,500          7.3                  $ 7.24          32,500         $ 9.13
$11.50 -- $12.88          10,900          1.6                  $12.77          10,900         $12.77
                       ---------                                              -------
                       1,272,825                               $ 5.22         660,500         $ 5.56
                       =========                                              =======

     The weighted average fair value of options granted during 1999, 1998 and 1997 were $5.02, $4.96 and $4.03, respectively.

     At December 31, 1999 options for 275,000 and 153,225 common shares (total of 428,225) were reserved for future grant and the 1999 Directors Plan and the 1990 Stock Option Plan, respectively.

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement No. 123, the Company's net earnings and net earnings per common share, net of related income tax benefits, would have resulted in the amounts as reported below. In determining the estimated fair value of each option granted on the date of grant, the Company uses the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 1999, 1998 and 1997, respectively: dividend yield of 0%; expected volatility of 62%, 61% and 56%; risk-free interest rates based on the constant maturity rates for Treasuries that mature in accordance with the vesting period of the options granted.

                                                          1999            1998          1997
                                                       -----------    ------------    ---------
Net earnings (loss) --
  As reported........................................  $(2,846,290)   $  1,422,769    $ 491,534
  Pro forma..........................................  $(3,116,219)   $    810,441    $(661,075)
Earnings per share --
  As reported
     Basic and diluted...............................  $     (0.47)   $       0.23    $    0.07
Pro forma --
     Basic...........................................  $     (0.51)   $       0.13    $   (0.10)
     Diluted.........................................  $     (0.51)   $       0.13    $   (0.09)

     The pro forma amounts are not representative of the effects on reported net earnings or earnings per common share for future years.

11.  FINANCIAL INSTRUMENTS

     Off balance sheet derivative financial instruments at December 31, 1999, include a foreign currency forward contract.

     The Company entered into a series of forward contracts (against the Dutch guilder and U.S. Dollar) to hedge the new receivable/payable position arising from an intercompany note between Metatec and its European subsidiary. The Company is not a party to leveraged derivatives and does not hold or issue financial instruments for speculative purposes. The purpose of the Company's hedging is to protect it from the risk that the eventual functional currency inflows resulting from the intercompany payments will be adversely affected by changes in exchange rates. The forward contracts have been designed to correspond with the repayment schedule contained within the intercompany note. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged.

     Foreign currency forward contracts had contract values, and fair values of $6,438,315 and $6,017,059, respectively, at December 31, 1999. No foreign currency forward contracts existed at December 31, 1998.

12.  SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

     In June 1997 the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). The new rules establish revised standards for public companies relating to the reporting of financial information about operating segments. In accordance with SFAS No. 131, the Company has determined that it has one reportable segment.

     However, the Company does operate in two primary geographic areas and two classes of products.

     Revenues are attributed to specific geographical areas based on origin of order generation. Geographic information for the years ended December 31 are as follows:

                                                                  U.S.          EUROPE
                                                              ------------    -----------
1999
Sales.......................................................  $107,644,368    $12,636,679
Long-lived assets...........................................  $ 76,267,397    $ 6,074,786
1998
Sales.......................................................  $ 76,630,600    $ 4,288,528
Long-lived assets...........................................  $ 69,634,124    $ 6,646,296
1997
Sales.......................................................  $ 48,933,634    $         0
Long-lived assets...........................................  $ 41,879,689    $         0

     Revenues attributed to product types are distinguished as CD-ROM sales and other sales. Segment information for the years ended December 31 are as follows:

                                                                 CD-ROM       OTHER PRODUCTS
                                                              ------------    --------------
1999
Sales.......................................................  $112,749,000      $7,532,000
1998
Sales.......................................................  $ 73,854,000      $7,065,000
1997
Sales.......................................................  $ 42,020,000      $6,914,000

     No customer accounted for greater than 10% of net sales for any of the three years in the period ended December 31, 1999.

13.  CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

            QUARTER ENDED                MARCH 31        JUNE 30      SEPTEMBER 30    DECEMBER 31
            -------------               -----------    -----------    ------------    -----------
1999
  NET SALES...........................  $31,067,983    $29,488,771    $28,152,547     $31,571,746
  GROSS PROFIT........................   10,067,663      7,556,234      6,849,548       8,633,283
  NET EARNINGS (LOSS).................      857,790       (556,620)    (1,628,777)     (1,518,683)
  NET EARNINGS (LOSS) PER COMMON
     SHARE:
     BASIC............................  $      0.14    $     (0.09)   $     (0.27)    $     (0.25)
     DILUTED..........................  $      0.14    $     (0.09)   $     (0.27)    $     (0.25)
1998
  Net Sales...........................  $14,717,057    $14,085,060    $18,981,471     $33,135,540
  Gross Profit........................    4,886,682      4,886,899      5,490,248       8,378,908
  Net Earnings........................      578,069        475,676        179,534         189,490
  Net Earnings per common share:
     Basic............................  $      0.09    $      0.08    $      0.03     $      0.03
     Diluted..........................  $      0.09    $      0.08    $      0.03     $      0.03

     The quarter ended December 31, 1999, also included an approximate $650,000 reduction of expenses for prior quarters of 1999 due to a change in estimate related to manufacturing royalties. The quarter also included $1,050,722 of restructuring charges.

     The quarter ended December 31, 1998 included restructuring charges of $825,975.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Information required under this Item with respect to directors is contained in the Company's proxy statement which was filed with the Securities and Exchange Commission on March 27, 2000, and is hereby incorporated herein by reference. Information regarding the executive officers of the Company may be found under the caption "Executive Officers of the Company" in Part I and is also incorporated by reference into this Item 10.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required under this Item is contained in the Company's proxy statement which was filed with the Securities and Exchange Commission on March 27, 2000, and is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required under this Item is contained in the Company's proxy statement which was filed with the Securities and Exchange Commission on March 27, 2000, and is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required under this Item is contained in the Company's proxy statement which was filed with the Securities and Exchange Commission on March 27, 2000, and is hereby incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) FINANCIAL STATEMENTS

        The following financial statements of the Company are included in Item
        8:

        Consolidated Balance Sheets as of December 31, 1999 and 1998

        Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997

        Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1999, 1998 and 1997

        Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

        Notes to Consolidated Financial Statements

        Independent Auditors' Report

     (a)(2) FINANCIAL STATEMENT SCHEDULES

     The following independent auditors' report and financial statement schedule for the years ended December 31, 1999, 1998 and 1997 are included in this report following the signatures and should be read in conjunction with the Consolidated Financial Statements included in Item 8:

        Independent Auditors' Report on Financial Statement Schedule

        Schedule II -- Consolidated Valuation and Qualifying Accounts and
        Reserves

     All other financial statement schedules have been omitted because they are not applicable or the required information is included in the Company's consolidated financial statements or notes thereto.

     (a)(3) LISTING OF EXHIBITS

                                                                         IF INCORPORATED BY REFERENCE,
                                                                        DOCUMENT WITH WHICH EXHIBIT WAS
EXHIBIT NO.                DESCRIPTION OF EXHIBIT                          PREVIOUSLY FILED WITH SEC
-----------                ----------------------                       -------------------------------
 2            Asset Purchase Agreement dated July 29, 1998,     Current Report on Form 8-K dated September 11,
              among Metatec International, Inc., Metatec        1998 (See Exhibit 2 therein).
              Acquisition Corp., Metatec International B.V.,
              Imation Corp., Imation International B.V., and
              Imation Enterprises Corp.
 3(a)         Amended and Restated Articles of Incorporation    Registration Statement on Form S-8, File No.
              of Metatec International, Inc.                    333-03125 (see Exhibit 4(a) therein).
 3(b)         Code of Regulations of Metatec International,     Registration Statement on Form S-8, File No.
              Inc.                                              333-03125 (see Exhibit 4(b) therein).
 4            Form of Share Certificate                         Registration Statement on Form S-8, File No.
                                                                333-03125 (see Exhibit 4(c) therein).
10(a)*        Amended and Restated Employment Agreement dated   Annual Report on Form 10-K for the fiscal year
              March 23, 1993, between Metatec International,    ended December 31, 1992 (See Exhibit 10(h)
              Inc. and Jeffrey M. Wilkins                       therein).
10(b)*        First Amendment to Amended and Restated           Annual Report on Form 10-K for the fiscal year
              Employment Agreement dated March 21, 1996,        ended December 31, 1995 (See Exhibit 10(c)
              between Metatec International, Inc. and Jeffrey   therein).
              M. Wilkins
10(c)*        Second Amendment to Amended and Restated          Annual Report on Form 10-K for the fiscal year
              Employment Agreement dated February 17, 1998,     ended December 31, 1998 (see Exhibit 10(d)
              between Metatec International, Inc. and Jeffrey   therein).
              M. Wilkins
10(d)*        Metatec International, Inc. 1990 Stock Option     Annual Report on Form 10-K for the fiscal year
              Plan                                              ended December 31, 1991 (see Exhibit 10(k)
                                                                therein).
10(e)*        Amendment No. 1 to Metatec International, Inc.    Registration Statement on Form S-8, File No.
              1990 Stock Option Plan                            33-48022 (see Exhibit 4(d) therein).
10(f)*        Amendment No. 2 to Metatec International, Inc.    Annual Report on Form 10-K for the fiscal year
              1990 Stock Option Plan                            ended December 31, 1992 (see Exhibit 10(k)
                                                                therein).
10(g)*        Amendment No. 3 to Metatec International, Inc.    Annual Report on Form 10-K for the fiscal year
              1990 Stock Option Plan                            ended December 31, 1993 (see Exhibit 10(g)
                                                                therein).
10(h)*        Amendment No. 4 to Metatec International, Inc.    Annual Report on Form 10-K for the fiscal year
              1990 Stock Option Plan                            ended December 31, 1995 (See Exhibit 10(h)
                                                                therein).
10(i)*        Amendment No. 5 to Metatec International, Inc.    Annual Report on Form 10-K for the fiscal year
              1990 Stock Option Plan                            ended December 31, 1997 (See Exhibit 10(I)
                                                                therein).
10(j)*        Amendment No. 6 to Metatec International, Inc.    Registration Statement on Form S-8, File No.
              1990 Stock Option Plan                            333-03125 (see Exhibit 4(i) therein).
10(k)*        Metatec International, Inc. 1992 Directors'       Registration Statement on Form S-8, File No.
              Stock Option Plan                                 33-52700 (see Exhibit 4(c) therein).

                                                                         IF INCORPORATED BY REFERENCE,
                                                                        DOCUMENT WITH WHICH EXHIBIT WAS
EXHIBIT NO.                DESCRIPTION OF EXHIBIT                          PREVIOUSLY FILED WITH SEC
-----------                ----------------------                       -------------------------------
10(l)*        Amendment No. 1 to Metatec International, Inc.    Annual Report on Form 10-K for the fiscal year
              1992 Directors' Stock Option Plan                 ended December 31, 1993 (see Exhibit 10(i)
                                                                therein).
10(m)*        Amendment No. 2 to Metatec International, Inc.    Annual Report on Form 10-K for the fiscal year
              1992 Directors' Stock Option Plan                 ended December 31, 1995 (see Exhibit 10(k)
                                                                therein).
10(n)*        Amendment No. 3 to Metatec International, Inc.    Annual Report on Form 10-K for the fiscal year
              1992 Directors' Stock Option Plan                 ended December 31, 1995 (see Exhibit 10(i)
                                                                therein).
10(o)*        Amendment No. 4 to Metatec International, Inc.    Annual Report on Form 10-K for the fiscal year
              1992 Directors' Stock Option Plan                 ended December 31, 1996 (see Exhibit 10(m)
                                                                therein).
10(p)         Amendment No. 5 to Metatec International, Inc.    Registration Statement on Form S-8, File No.
              1992 Directors' Stock Option Plan                 333-31027 (see Exhibit 4 therein).
10(q)*        Metatec International, Inc. 1999 Directors Stock  Registration Statement on Form S-8, File No.
              Option Plan                                       333-10442 (see Exhibit 4(d) therein).
10(r)*        Metatec International, Inc. Open Book Management  Annual Report on Form 10-K for the fiscal year
              Plan                                              ended December 31, 1998 (see Exhibit 10(p)
                                                                therein).
10(s)*        Metatec International, Inc. Directors Deferred    Annual Report on Form 10-K for the fiscal year
              Compensation Plan                                 ended December 31, 1997 (see Exhibit 10(p)
                                                                therein).
10(t)         Form of Indemnification Agreement between         Contained herein.
              Metatec International, Inc. and each of its
              officers and directors
10(u)         Patent License Agreement for Disc Products dated  Amendment No. 1 to Registration Statement on
              July 1, 1986, between Metatec/ Discovery          Form S-1, File No. 33-60878 (see Exhibit 10(t)
              Systems, Inc. and Discovision Associates          therein).
10(v)         CD Disc License Agreement dated January 1, 1986,  Amendment No. 1 to Registration Statement on
              between U.S. Philips Corporation and Metatec/     Form S-1, File No. 33-60878 (see Exhibit 10(u)
              Discovery Systems, Inc.                           therein).
10(w)         Optical Disc Corporation NPR Technology License   Amendment No. 1 to Registration Statement on
              Agreement between Optical Disc Corp-oration and   Form S-1, File No. 33-60878 (see Exhibit 10(v)
              Metatec/Discovery Systems effective March 2,      therein).
              1992
10(x)         Loan Agreement dated September 11, 1998, among    Current Report on Form 8-K dated September 11,
              Metatec International, Inc., Bank One, NA, The    1998 (See Exhibit 10(a) therein).
              Huntington National Bank, other financial
              institutions from time to time a party thereto,
              as banks, and The Huntington National Bank, as
              administrative agent for the banks.
10(y)         $19.0 million Promissory Note and Mortgage,       Contained herein.
              Assignment of Rents and Security Agreement, each
              dated July 28, 1999, between META Holdings, LLC
              and Huntington Capital Corp.

                                                                         IF INCORPORATED BY REFERENCE,
                                                                        DOCUMENT WITH WHICH EXHIBIT WAS
EXHIBIT NO.                DESCRIPTION OF EXHIBIT                          PREVIOUSLY FILED WITH SEC
-----------                ----------------------                       -------------------------------
21            Subsidiaries of Metatec International, Inc.       Contained herein.
23            Consent of Deloitte & Touche LLP                  Contained herein.
24(a)         Powers of Attorney for Peter J. Kight and A.      Annual Report on Form 10-K for the fiscal year
              Grant Bowen                                       ended December 31, 1994 (see Exhibit 24
                                                                therein).
24(b)         Powers of Attorney for Jerry D. Miller            Annual Report on Form 10-K for the fiscal year
                                                                ended December 31, 1993 (see Exhibit 24
                                                                therein).
24(c)         Power of Attorney for James V. Pickett            Annual Report on Form 10-K for the fiscal year
                                                                ended December 31, 1995 (see Exhibit 24(c)
                                                                therein).
24(d)         Power of Attorney for Joseph F. Keeler, Jr.       Annual Report on Form 10-K for the fiscal year
                                                                ended December 31, 1997 (see Exhibit 24(d)
                                                                therein).
27            Financial Data Schedule                           Contained herein.

---------------

* Executive compensation plans and arrangements required to be filed pursuant to
  Item 601(b)(10) of Regulation S-K.

     (b)  REPORTS ON FORM 8-K

     None

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

                                        METATEC INTERNATIONAL, INC.
Date: March 27, 2000
                                        By: /s/ JEFFREY M. WILKINS
                                           -------------------------------------
                                               Jeffrey M. Wilkins
                                             Chairman of the Board
                                             President, and Chief Executive
                                           Officer

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

                   SIGNATURE                                    TITLE                      DATE
                   ---------                                    -----                      ----

             /s/ JEFFREY M. WILKINS               Chairman of the Board, Chief        March 27, 2000
------------------------------------------------  Executive Officer (principal
               Jeffrey M. Wilkins                 executive officer) and Director

              /s/ DANIEL D. VIREN                 Senior Vice President and Chief     March 27, 2000
------------------------------------------------  Financial Officer (principal
                Daniel D. Viren                   financial officer and principal
                                                  accounting officer)

                PETER J. KIGHT*                   Director                            March 27, 2000
------------------------------------------------
                 Peter J. Kight

                JERRY D. MILLER*                  Director                            March 27, 2000
------------------------------------------------
                Jerry D. Miller

                A. GRANT BOWEN*                   Director                            March 27, 2000
------------------------------------------------
                 A. Grant Bowen

               JAMES V. PICKETT*                  Director                            March 27, 2000
------------------------------------------------
                James V. Pickett

             JOSEPH F. KEELER, JR.*               Director                            March 27, 2000
------------------------------------------------
             Joseph F. Keeler, Jr.

     *Jeffrey M. Wilkins, by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.

By: /s/ JEFFREY M. WILKINS
    --------------------------------------------------------
    Jeffrey M. Wilkins, Attorney In Fact                          March 27, 2000

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Metatec International, Inc.:

     We have audited the consolidated financial statements of Metatec International, Inc. (formerly Metatec Corporation) and subsidiaries as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 28, 2000 (March 22, 2000 as to the waiver and amendment of certain covenants in Note 5 to the consolidated financial statements); such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Metatec International, Inc. and subsidiaries listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
February 28, 2000
(March 22, 2000 as to the waiver and amendment of certain covenants in Note 5 to the consolidated financial statements)
Columbus, Ohio

                  METATEC INTERNATIONAL, INC. AND SUBSIDIARIES

         SCHEDULE II CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                      COLUMN A                          COLUMN B            COLUMN C              COLUMN D      COLUMN E
----------------------------------------------------  ------------   -----------------------   --------------   ---------
                                                       BALANCE AT    CHARGED TO   CHARGED TO                     BALANCE
                                                      BEGINNING OF   COSTS AND      OTHER                       AT END OF
                    DESCRIPTION                           YEAR        EXPENSES     ACCOUNTS    DEDUCTIONS(A)      YEAR
                    -----------                       ------------   ----------   ----------   --------------   ---------
1999
Allowance for doubtful accounts receivable..........    $490,000      $403,000                    $413,000      $480,000
                                                        ========      ========                    ========      ========
1998
Allowance for doubtful accounts receivable..........    $301,000      $260,000                    $ 71,000      $490,000
                                                        ========      ========                    ========      ========
1997
Allowance for doubtful accounts receivable..........    $321,000      $  7,000                    $ 27,000      $301,000
                                                        ========      ========                    ========      ========

---------------

(A) Amount represents uncollectible accounts written off.

                                 EXHIBIT INDEX



03/21/00

                                                                 IF INCORPORATED BY REFERENCE,
           EXHIBIT                                              DOCUMENT WITH WHICH EXHIBIT WAS
             NO.                  DESCRIPTION OF EXHIBIT           PREVIOUSLY FILED WITH SEC
           -------             -----------------------------    -------------------------------
2                              Asset Purchase Agreement         Current Report on Form 8-K
                               dated July 29, 1998, among       dated September 11, 1998 (See
                               Metatec International, Inc.,     Exhibit 2 therein).
                               Metatec Acquisition Corp.,
                               Metatec International B.V.,
                               Imation Corp., Imation
                               International B.V., and
                               Imation Enterprises Corp.

3(a)                           Amended and Restated Articles    Registration Statement on Form
                               of Incorporation of Metatec      S-8, File No. 333-03125 (see
                               International, Inc.              Exhibit 4(a) therein).

3(b)                           Code of Regulations of           Registration Statement on Form
                               Metatec International, Inc.      S-8, File No. 333-03125 (see
                                                                Exhibit 4(b) therein).

4                              Form of Share Certificate        Registration Statement on Form
                                                                S-8, File No. 333-03125 (see
                                                                Exhibit 4(c) therein).

10(a)                          Amended and Restated             Annual Report on Form 10-K for
                               Employment Agreement dated       the fiscal year ended December
                               March 23, 1993, between          31, 1992 (See Exhibit 10(h)
                               Metatec International, Inc.      therein).
                               and Jeffrey M. Wilkins

10(b)                          First Amendment to Amended       Annual Report on Form 10-K for
                               and Restated Employment          the fiscal year ended December
                               Agreement dated March 21,        31, 1995 (See Exhibit 10(c)
                               1996, between Metatec            therein).
                               International, Inc. and
                               Jeffrey M. Wilkins

10(c)                          Second Amendment to Amended      Annual Report on Form 10-K for
                               and Restated Employment          the fiscal year ended December
                               Agreement dated February 17,     31, 1998 (see Exhibit 10(d)
                               1998, between Metatec            therein).
                               International, Inc. and
                               Jeffrey M. Wilkins

10(d)                          Metatec International, Inc.      Annual Report on Form 10-K for
                               1990 Stock Option Plan           the fiscal year ended December
                                                                31, 1991 (see Exhibit 10(k)
                                                                therein).

03/21/00

                                                                 IF INCORPORATED BY REFERENCE,
           EXHIBIT                                              DOCUMENT WITH WHICH EXHIBIT WAS
             NO.                  DESCRIPTION OF EXHIBIT           PREVIOUSLY FILED WITH SEC
           -------             -----------------------------    -------------------------------
10(e)                          Amendment No. 1 to Metatec       Registration Statement on Form
                               International, Inc. 1990         S-8, File No. 33-48022 (see
                               Stock Option Plan                Exhibit 4(d) therein).

10(f)                          Amendment No. 2 to Metatec       Annual Report on Form 10-K for
                               International, Inc. 1990         the fiscal year ended December
                               Stock Option Plan                31, 1992 (see Exhibit 10(k)
                                                                therein).

10(g)                          Amendment No. 3 to Metatec       Annual Report on Form 10-K for
                               International, Inc. 1990         the fiscal year ended December
                               Stock Option Plan                31, 1993 (see Exhibit 10(g)
                                                                therein).

10(h)                          Amendment No. 4 to Metatec       Annual Report on Form 10-K for
                               International, Inc. 1990         the fiscal year ended December
                               Stock Option Plan                31, 1995 (See Exhibit 10(h)
                                                                therein).

10(i)                          Amendment No. 5 to Metatec       Annual Report on Form 10-K for
                               International, Inc. 1990         the fiscal year ended December
                               Stock Option Plan                31, 1997 (See Exhibit 10(I)
                                                                therein).

10(j)                          Amendment No. 6 to Metatec       Registration Statement on Form
                               International, Inc. 1990         S-8, File No. 333-03125 (see
                               Stock Option Plan                Exhibit 4(i) therein).

10(k)                          Metatec International, Inc.      Registration Statement on Form
                               1992 Directors' Stock Option     S-8, File No. 33-52700 (see
                               Plan                             Exhibit 4(c) therein).

10(l)                          Amendment No. 1 to Metatec       Annual Report on Form 10-K for
                               International, Inc. 1992         the fiscal year ended December
                               Directors' Stock Option Plan     31, 1993 (see Exhibit 10(i)
                                                                therein).

10(m)                          Amendment No. 2 to Metatec       Annual Report on Form 10-K for
                               International, Inc. 1992         the fiscal year ended December
                               Directors' Stock Option Plan     31, 1995 (see Exhibit 10(k)
                                                                therein).

10(n)                          Amendment No. 3 to Metatec       Annual Report on Form 10-K for
                               International, Inc. 1992         the fiscal year ended December
                               Directors' Stock Option Plan     31, 1995 (see Exhibit 10(i)
                                                                therein).

10(o)                          Amendment No. 4 to Metatec       Annual Report on Form 10-K for
                               International, Inc. 1992         the fiscal year ended December
                               Directors' Stock Option Plan     31, 1996 (see Exhibit 10(m)
                                                                therein).

10(p)                          Amendment No. 5 to Metatec       Registration Statement on Form
                               International, Inc. 1992         S-8, File No. 333-31027 (see
                               Directors' Stock Option Plan     Exhibit 4 therein).

03/21/00

                                                                 IF INCORPORATED BY REFERENCE,
           EXHIBIT                                              DOCUMENT WITH WHICH EXHIBIT WAS
             NO.                  DESCRIPTION OF EXHIBIT           PREVIOUSLY FILED WITH SEC
           -------             -----------------------------    -------------------------------
10(q)                          Metatec International, Inc.      Registration Statement on Form
                               1999 Directors Stock Option      S-8, File No. 333-10442 (see
                               Plan                             Exhibit 4(d) therein).

10(r)                          Metatec International, Inc.      Annual Report on Form 10-K for
                               Open Book Management Plan        the fiscal year ended December
                                                                31, 1998 (see Exhibit 10(p)
                                                                therein).

10(s)                          Metatec International, Inc.      Annual Report on Form 10-K for
                               Directors Deferred               the fiscal year ended December
                               Compensation Plan                31, 1997 (see Exhibit 10(p)
                                                                therein).

10(t)                          Form of Indemnification          Contained herein.
                               Agreement between Metatec
                               International, Inc. and each
                               of its officers and directors

10(u)                          Patent License Agreement for     Amendment No. 1 to Registration
                               Disc Products dated July 1,      Statement on Form S-1, File No.
                               1986, between Metatec/           33-60878 (see Exhibit 10(t)
                               Discovery Systems, Inc. and      therein).
                               Discovision Associates

10(v)                          CD Disc License Agreement        Amendment No. 1 to Registration
                               dated January 1, 1986,           Statement on Form S-1, File No.
                               between U.S. Philips             33-60878 (see Exhibit 10(u)
                               Corporation and                  therein).
                               Metatec/Discovery Systems,
                               Inc.

10(w)                          Optical Disc Corporation NPR     Amendment No. 1 to Registration
                               Technology License Agreement     Statement on Form S-1, File No.
                               between Optical Disc             33-60878 (see Exhibit 10(v)
                               Corporation and                  therein).
                               Metatec/Discovery Systems
                               effective March 2, 1992

10(x)                          Loan Agreement dated             Current Report on Form 8-K
                               September 11, 1998, among        dated September 11, 1998 (See
                               Metatec International, Inc.,     Exhibit 10(a) therein).
                               Bank One, NA, The Huntington
                               National Bank, other
                               financial institutions from
                               time to time a party thereto,
                               as banks, and The Huntington
                               National Bank, as
                               administrative agent for the
                               banks.

03/21/00

                                                                 IF INCORPORATED BY REFERENCE,
           EXHIBIT                                              DOCUMENT WITH WHICH EXHIBIT WAS
             NO.                  DESCRIPTION OF EXHIBIT           PREVIOUSLY FILED WITH SEC
           -------             -----------------------------    -------------------------------
10(y)                          $19.0 million Promissory Note    Contained herein.
                               and Mortgage, Assignment of
                               Rents and Security Agreement,
                               each dated July 28, 1999,
                               between META Holdings, LLC
                               and Huntington Capital Corp.

21                             Subsidiaries of Metatec          Contained herein.
                               International, Inc.

23                             Consent of Deloitte & Touche     Contained herein.
                               LLP

24(a)                          Powers of Attorney for Peter     Annual Report on Form 10-K for
                               J. Kight and A. Grant Bowen      the fiscal year ended December
                                                                31, 1994 (see Exhibit 24
                                                                therein).

24(b)                          Powers of Attorney for Jerry     Annual Report on Form 10-K for
                               D. Miller                        the fiscal year ended December
                                                                31, 1993 (see Exhibit 24
                                                                therein).

24(c)                          Power of Attorney for James      Annual Report on Form 10-K for
                               V. Pickett                       the fiscal year ended December
                                                                31, 1995 (see Exhibit 24(c)
                                                                therein).

24(d)                          Power of Attorney for Joseph     Annual Report on Form 10-K for
                               F. Keeler, Jr.                   the fiscal year ended December
                                                                31, 1997 (see Exhibit 24(d)
                                                                therein).

27                             Financial Data Schedule          Contained herein.


03/21/00