Form 10-Q
period 2000-03-31
METATEC INTERNATIONAL INC
filed 2000-04-27
CIK 203200

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

Number of Common Shares outstanding as of April 27, 2000: 6,080,613

                                     1 of 10

                           METATEC INTERNATIONAL, INC.
                           ---------------------------

                                    INDEX                                   PAGE
                                    -----                                   ----
Part I: Financial Information
     Item 1 - Financial Statements

              Condensed Consolidated Balance Sheets as of March 31,
              2000 (unaudited) and December 31, 1999                         3

              Condensed Consolidated Statements of Operations
              for the three months ended March 31, 2000
              and 1999 (unaudited)                                           4

              Condensed Consolidated Statement of Shareholders'
              Equity for the three months ended
              March 31, 2000 (unaudited)                                     5

              Condensed Consolidated Statements of Cash Flows
              for the three months ended March 31,
              2000 and 1999 (unaudited)                                      6

              Notes to Condensed Consolidated Financial
              Statements (unaudited)                                         7

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  7-9

     Item 3 - Quantitative and Qualitative Disclosures about
              Market Risk                                                    9

Part II: Other Information
              Items 1-6                                                     10
              Signatures                                                    10

                                     2 of 10

                         PART I - FINANCIAL INFORMATION

Item I.  Financial Statements

METATEC INTERNATIONAL, INC.
------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS                                               At March 31,     At December 31,
                                                                          ------------     ---------------
                                                                              2000              1999
------------------------------------------------------------------------  ------------      ------------
ASSETS

Current assets:
   Cash and cash equivalents                                              $  1,232,546      $  1,695,884
   Accounts receivable, net of allowance for doubtful
     accounts of $515,000 and $480,000                                      18,078,110        20,628,847
   Inventory                                                                 3,649,006         3,671,639
   Prepaid expenses                                                          1,649,351         1,050,898
   Prepaid income taxes                                                           --             234,302
   Deferred income taxes                                                     1,739,000         1,784,000
                                                                          ------------      ------------
      Total current assets                                                  26,348,013        29,065,570

Property, plant and equipment - net                                         61,542,954        63,748,238

Goodwill - net                                                              17,628,931        18,380,164
Other Assets                                                                   208,204           213,781
                                                                          ------------      ------------

TOTAL ASSETS                                                              $105,728,102      $111,407,753
                                                                          ============      ============

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                       $  9,250,265      $ 12,663,558
   Accrued royalties                                                         1,838,804         1,749,508
   Accrued personal property taxes                                           1,576,870         1,241,638
   Other accrued expenses                                                    2,112,129         1,927,464
   Accrued payroll                                                             622,679         1,384,775
   Unearned income                                                             294,291           195,975
   Current maturities of long-term debt and capital lease obligations        6,983,495         6,999,850
                                                                          ------------      ------------
      Total current liabilities                                             22,678,533        26,162,768

Long-term debt and capital lease obligations, less current maturities       43,691,232        45,501,868
Other long-term liabilities                                                    420,805           450,925
Deferred income taxes                                                        1,430,000         1,430,000
                                                                          ------------      ------------
  Total liabilities                                                         68,220,570        73,545,561
                                                                          ------------      ------------

Shareholders' equity:
  Common stock - no par value; authorized 10,000,000 shares;
    issued 2000 - 7,162,355, 1999 - 7,157,355 shares                        34,956,638        34,949,138
  Retained earnings                                                          9,791,017         9,959,256
  Accumulated other comprehensive loss                                      (1,417,586)       (1,223,665)
  Treasury stock, at cost; 1,081,742 shares                                 (5,822,537)       (5,822,537)
                                                                          ------------      ------------
    Total shareholders' equity                                              37,507,532        37,862,192
                                                                          ------------      ------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                  $105,728,102      $111,407,753
                                                                          ============      ============

See notes to condensed consolidated financial statements.

METATEC INTERNATIONAL, INC.
---------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                          2000              1999
---------------------------------------------------    -----------      -----------
NET SALES                                              $27,637,107      $31,067,983

Cost of sales                                           19,478,312       21,000,320
                                                       -----------      -----------

Gross profit                                             8,158,795       10,067,663

Selling, general and administrative expenses             6,987,223        7,823,529
Restructuring expenses                                     430,561                0
                                                       -----------      -----------

OPERATING EARNINGS                                         741,011        2,244,134

Other income and (expense):
        Investment income                                   11,171           13,669
        Interest expense                                (1,056,421)        (740,013)
                                                       -----------      -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                       (304,239)       1,517,790

Income taxes (benefit)                                    (136,000)         660,000
                                                       -----------      -----------

NET EARNINGS (LOSS)                                    $  (168,239)     $   857,790
                                                       ===========      ===========

NET EARNINGS (LOSS) PER COMMON SHARE
        Basic and diluted                              $     (0.03)     $      0.14
                                                       ===========      ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
        Basic                                            6,077,206        6,072,677
                                                       ===========      ===========
        Diluted                                          6,077,206        6,163,098
                                                       ===========      ===========

See notes to condensed consolidated financial statements.

METATEC INTERNATIONAL, INC.
-------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                       Common       Retained    Accumulated Other     Treasury
                                                        Stock       Earnings    Comprehensive Loss      Stock          Total
-------------------------------------------------    -----------   ----------   ------------------   ------------   -----------
BALANCE AT DECEMBER 31, 1999                         $34,949,138  $9,959,256       $(1,223,665)      $(5,822,537)   $37,862,192
Comprehensive Loss:
  Net loss                                                          (168,239)                                          (168,239)
  Foreign currency translation adjustments                                            (193,921)                        (193,921)
                                                                                                                    -----------
       Comprehensive loss                                                                                              (362,160)

Stock options exercised                                    7,500                                                          7,500
                                                     -----------  ----------       -----------       -----------    -----------
BALANCE AT MARCH 31, 2000                            $34,956,638  $9,791,017       $(1,417,586)      $(5,822,537)   $37,507,532
                                                     ===========  ==========       ===========       ===========    ===========

See notes to consolidated financial statements.

METATEC INTERNATIONAL, INC.
---------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the three months ended March 31,                                    2000             1999
---------------------------------------------------------------     ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net earnings (loss)                                              $  (168,239)     $   857,790
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                   3,666,331        3,476,369
      Deferred income taxes                                              52,454                0
      Net loss (gain) on sales of property, plant and equipment          (4,196)           7,237
      Changes in assets and liabilities:
         Accounts receivable                                          2,486,124          184,964
         Inventory                                                       19,580         (255,532)
         Prepaid expenses and other assets                             (382,944)         286,874
         Accounts payable and accrued expenses                       (2,388,440)      (1,468,337)
         Unearned income                                                104,027          104,526
                                                                    -----------      -----------
            Net cash provided by operating activities                 3,384,697        3,193,891
                                                                    -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property, plant and equipment                         (2,170,973)      (4,302,887)
   Proceeds from the sales of property, plant and equipment              11,750          159,150
                                                                    -----------      -----------
      Net cash used in investing activities                          (2,159,223)      (4,143,737)
                                                                    -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase in long-term debt                                           750,000        2,115,759
   Payment of long-term debt and capital lease obligations           (2,576,992)        (777,160)
   Stock options exercised                                                7,500           11,213
                                                                    -----------      -----------
      Net cash provided by (used in) financing activities            (1,819,492)       1,349,812
                                                                    -----------      -----------

   Effect of exchange rate on cash                                      130,680          (88,433)

Increase (decrease) in cash and cash equivalents                       (463,338)         311,533
Cash and cash equivalents at beginning of period                      1,695,884        2,557,221
                                                                    -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 1,232,546      $ 2,868,754
                                                                    ===========      ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

   Interest paid                                                    $ 1,036,429      $   903,066
                                                                    ===========      ===========

   Income taxes paid                                                $     7,150      $    64,999
                                                                    ===========      ===========

   Assets purchased by the assumption of a liability                $   443,395      $   895,468
                                                                    ===========      ===========

See notes to condensed consolidated financial statements.

                           METATEC INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of presentation - The consolidated balance sheet as of March 31, 2000, the consolidated statements of operations for the three months ended March 31, 2000 and 1999, the consolidated statement of shareholders' equity for the three months ended March 31, 2000, and the consolidated statements of cash flows for the three month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with generally accepted accounting principles, the financial position, results of operations and changes in cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1999 annual report on Form 10-K. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

RESULTS OF OPERATIONS

Net sales for the three months ended March 31, 2000 were $27,637,000, a decrease of $3,431,000, or 11% over the same period of the prior year. This decrease resulted primarily from CD-ROM manufacturing sales decreasing $2,939,000 to $25,979,000 for the three months ended, or 10%. This decrease was primarily the result of the Company's January sales being lower than its historical sales level for that month. January sales were negatively impacted by delayed software releases caused by Y2K concerns and the anticipated release of Windows 2000 in early 2000. Radio syndication sales decreased $148,000, or 15%, to $842,000 for the three months ended March 31, 2000, primarily as a result of some customers choosing to use CD-Recordable as a distribution method for smaller size orders. DVD sales accounted for $489,000 during the three months ended March 31, 2000, as compared to $128,000 for the same period in the prior year.

Gross profit was 30% of net sales for the three months ended March 31, 2000 as compared to 32% of net sales for the same period of the prior year. This reduction was primarily caused by lower January sales in 2000, and reduced manufacturing capacity utilization.

Selling, general and administrative ("SG&A") expenses were $6,987,000, or 25% of net sales, for the three months ended March 31, 2000 as compared to $7,824,000, or 25% of net sales, for same period of the prior year.

Restructuring expenses of $431,000 were incurred during the three months ended March 31, 2000. These restructuring expenses consisted primarily of severance and termination benefits related to the completion of a U.S. workforce reduction of approximately 12%. The workforce reduction was accomplished through attrition, unfilled vacancies, and layoffs of temporary and some full time employees.

Investment income was $11,000 and $14,000 for the three month periods ended March 31, 2000 and 1999, respectively.

Interest expense for the three months ended March 31, 2000 was $1,056,000 as compared to $740,000 for the same period of the prior year. The increase in interest expense was due to increased borrowings under revolving loan and term loan facilities, as well as increases in interest rates.

The income tax benefit was $136,000 for the three months ended March 31, 2000, or an effective tax benefit of 45%, as compared to $660,000 income tax expense for the same period of the prior year, or an effective tax rate of 43%.

Based upon the foregoing, the net loss for the three months ended March 31, 2000 was $168,000, or net loss per diluted common share of $.03, as compared to a net earnings in the same period of the prior year of $858,000, or net earnings per diluted common share of $.14.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES
The Company financed its business during the three months ended March 31, 2000 through cash generated from operations, the use of debt, and the use of available cash balances. Cash flow from operating activities was $3,385,000 for the three months ended March 31, 2000, as compared to $3,194,000 for the three months ended March 31, 1999. The Company has cash and cash equivalents of $1,233,000 as of March 31, 2000.

The Company has a term loan facility and a revolving loan facility (the "Credit Facilities") with Huntington National Bank and Bank One, N.A. In March 2000, the Credit Facilities were modified, with the revolving loan facility being reduced from $20,000,000 to $13,000,000 and the term loan facility being increased to $21,250,000. As of March 31, 2000, $10,700,000 was outstanding under the revolving loan facility. The revolving loan facility is payable September 11, 2003, and the term loan facility matures on March 31, 2003. The following is a summary of the other terms of the Credit Facilities. The term loan facility is payable in monthly principal payments which escalate over the term of the loan. The term loan facility and a portion of the revolving loan facility were used to finance the purchase of the assets of the CD-ROM services business acquired from Imation Corporation. Borrowings under the Credit Facilities bear interest, at the Company's option, at either the federal funds rate plus 50 basis points or prime rate plus the alternative base rate margin (whichever of the two is higher), or the London Interbank Offered Rate (LIBOR) plus a margin based upon the Company's debt coverage ratio (which ranges from not less than 100 basis points to not more than 325 basis points). The Credit Facilities are secured by a first lien on all non-real estate business assets of the Company and a pledge of the stock of the Company's subsidiaries. The Company is required to comply with certain financial and other covenants. The Company is currently in compliance with all of these covenants.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
There is no change in the quantitative and qualitative disclosures about the Company' market risk from the disclosures contained in the Company's Form 10-K for its fiscal year ended December 31, 1999.

                           PART II - OTHER INFORMATION
                           ---------------------------

   Items 1-5.  Inapplicable.
               -------------

   Item 6.  Exhibits and Reports on Form 8-K
            --------------------------------
         (a) Exhibits
                  Exhibit No. 27 - Financial Data Schedule
         (b) No reports on Form 8-K have been filed during the quarter ended March 31, 2000.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Metatec International, Inc.

                                              /s/   Daniel D. Viren

                                              BY: Daniel D. Viren
Date: April 27, 2000                          Senior Vice President and
                                              Chief Financial Officer
                                              (authorized signatory-
                                              principal financial and
                                              accounting officer)

                                    Form 10-Q
                                  Exhibit Index

Exhibit Number             Exhibit Description                       Page Number
--------------             -------------------                       -----------
     27                    Financial Data Schedule                       --