Form 10-Q
period 2000-06-30
METATEC INTERNATIONAL INC
filed 2000-08-14
CIK 203200

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

Number of Common Shares outstanding as of August 8, 2000: 6,082,113

                           METATEC INTERNATIONAL, INC.
                           ---------------------------


                                   INDEX                                    PAGE
                                   -----                                    ----

    Part I:  Financial Information
         Item 1 - Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  June 30, 2000 (unaudited) and December 31, 1999           3

                  Condensed Consolidated Statements of Operations
                  for the three months ended June 30, 2000
                  and 1999 (unaudited)                                      4

                  Condensed Consolidated Statements of Operations
                  for the six months ended June 30, 2000
                  and 1999 (unaudited)                                      5

                  Condensed Consolidated Statement of Shareholders'
                  Equity for the six months ended
                  June 30, 2000 (unaudited)                                 6

                  Consolidated Statements of Cash Flows for the six
                  months ended June 30, 2000 and 1999 (unaudited)           7

                  Notes to Condensed Consolidated Financial

                  Statements (unaudited)                                    8

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             8-11

         Item 3 - Quantitative and Qualitative Disclosures about
                  Market Risk                                               11

    Part II: Other Information

                  Items 1-6                                                 12
                  Signatures                                                12


                                      PART I - FINANCIAL INFORMATION


ITEM I.  FINANCIAL STATEMENTS

METATEC INTERNATIONAL, INC.                                     (Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS                             June 30,       At December 31,
                                                                    2000              1999
--------------------------------------------------------       ------------     ----------------
ASSETS

Current assets:
   Cash and cash equivalents                                   $     992,330    $   1,695,884
   Accounts receivable, net of allowance for doubtful
     accounts of $433,000 and $490,000                            16,774,424       20,628,847
   Inventory                                                       3,394,923        3,671,639
   Prepaid expenses                                                1,728,270        1,285,200
   Deferred income taxes                                           1,739,000        1,784,000
                                                               -------------    -------------
      Total current assets                                        24,628,947       29,065,570

Property, plant and equipment - net                               59,048,948       63,748,238

Goodwill - net                                                    17,106,872       18,380,164
Other Assets                                                         327,837          213,781
                                                               -------------    -------------

TOTAL ASSETS                                                   $ 101,112,604    $ 111,407,753
                                                               =============    =============

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                            $   7,120,274    $  12,663,558
   Accrued royalties                                               2,752,275        1,749,508
   Accrued personal property taxes                                 1,300,409        1,241,638
   Other accrued expenses                                          1,534,181        1,927,464
   Accrued payroll                                                   967,420        1,384,775
   Unearned income                                                   237,615          195,975
   Current maturities of long-term debt and capital
      lease obligations                                            6,977,091        6,999,850
                                                               -------------    -------------
      Total current liabilities                                   20,889,265       26,162,768

Long-term debt and capital lease obligations, less
  current maturities                                              41,029,811       45,501,868
Other long-term liabilities                                          471,741          450,925
Deferred income taxes                                              1,429,000        1,430,000
                                                               -------------    -------------
  Total liabilities                                               63,819,817       73,545,561
                                                               -------------    -------------

Shareholders' equity:
  Common stock - no par value; authorized 10,000,000 shares;
    issued 2000 - 7,162,355, 1999 - 7,157,355 shares              34,956,637       34,949,138
  Retained earnings                                                9,861,217        9,959,256
  Accumulated other comprehensive loss                            (1,702,530)      (1,223,665)
  Treasury stock, at cost  - 1,081,742 shares                     (5,822,537)      (5,822,537)
                                                               -------------    -------------
    Total shareholders' equity                                    37,292,787       37,862,192
                                                               -------------    -------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                       $ 101,112,604    $ 111,407,753
                                                               =============    =============


See notes to condensed consolidated financial statements.


METATEC INTERNATIONAL, INC.
CONDENSED CONSOLIDATED  STATEMENTS  OF OPERATIONS (UNAUDITED)

                                                         Three Months Ended June 30,
                                                     ----------------------------------
                                                          2000                 1999
----------------------------------------------       -------------        --------------
NET SALES                                            $ 26,178,157         $ 29,488,771

Cost of sales                                          18,859,277           21,932,537
                                                     ------------         ------------

Gross profit                                            7,318,880            7,556,234

Selling, general and administrative expenses            6,048,088            7,790,756
                                                     ------------         ------------

OPERATING EARNINGS (LOSS)                               1,270,792             (234,522)

Other income and (expense):
        Investment income                                  10,477                8,004
        Interest expense                               (1,152,069)            (688,102)
                                                     ------------         ------------

EARNINGS (LOSS) BEFORE INCOME TAXES                       129,200             (914,620)

Income taxes (benefit)                                     59,000             (358,000)
                                                     ------------         ------------

NET EARNINGS (LOSS)                                  $     70,200         $   (556,620)
                                                     ============         ============

NET EARNINGS (LOSS) PER COMMON SHARE
        Basic                                        $       0.01         $      (0.09)
                                                     ============         ============
        Diluted                                      $       0.01         $      (0.09)
                                                     ============         ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
        Basic                                           6,080,613            6,075,613
                                                     ============         ============
        Diluted                                         6,107,261            6,116,622
                                                     ============         ============


See notes to condensed consolidated financial statements.


METATEC INTERNATIONAL, INC.
CONDENSED CONSOLIDATED  STATEMENTS  OF OPERATIONS (UNAUDITED)

                                                       Six Months Ended June 30,
                                                  ----------------------------------
                                                     2000                    1999
---------------------------------------------     ----------            ------------
NET SALES                                       $ 53,815,261           $  60,556,754

Cost of sales                                     38,337,589              42,932,857
                                                ------------            ------------

Gross profit                                      15,477,672              17,623,897

Selling, general and administrative expenses      13,035,309              15,614,285
Restructuring expenses                               430,561                       0
                                                ------------            ------------

OPERATING EARNINGS                                 2,011,802               2,009,612

Other income and (expense):
        Investment income                             21,649                  21,673
        Interest expense                          (2,208,490)             (1,428,115)
                                                ------------            ------------

EARNINGS (LOSS) BEFORE INCOME TAXES                 (175,039)                603,170

Income taxes (benefit)                               (77,000)                302,000
                                                ------------            ------------

NET EARNINGS (LOSS)                             $    (98,039)           $    301,170
                                                ============            ============

NET EARNINGS (LOSS) PER COMMON SHARE
        Basic                                   $      (0.02)           $       0.05
                                                ============            ============
        Diluted                                 $      (0.02)           $       0.05
                                                ============            ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
        Basic                                      6,078,910               6,074,145
                                                ============            ============
        Diluted                                    6,078,910               6,139,860
                                                ============            ============


See notes to condensed consolidated financial statements.


METATEC INTERNATIONAL, INC.
--------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                                        Common        Retained    Accumulated Other     Treasury
                                                        Stock         Earnings    Comprehensive Loss     Stock           Total
--------------------------------------------         -----------    -----------   -----------------    ------------   -------------
BALANCE AT DECEMBER 31, 1999                         $34,949,138    $9,959,256       $(1,223,665)      $(5,822,537)    $37,862,192
Comprehensive Loss:
  Net loss                                                             (98,039)                                            (98,039)
  Foreign currency translation adjustments                                              (478,865)                         (478,865)
    Comprehensive loss                                                                                                ------------
                                                                                                                          (576,904)


Stock options exercised                                    7,499                                                             7,499

                                                     -----------    -----------      ------------      ------------    ------------
BALANCE AT JUNE 31, 2000                             $34,956,637    $9,861,217       $(1,702,530)      $(5,822,537)    $37,292,787
                                                     ===========    ===========      ============      ============    ============


See notes to consolidated financial statements.


METATEC INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the six months ended June 30,                              2000               1999
-------------------------------------------------       -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net earnings (loss)                                  $    (98,039)     $  301,170
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
      Depreciation and amortization                        7,351,517       6,975,453
      Net loss on sales of property, plant
        and equipment                                            460             127
      Changes in assets and liabilities:
         Accounts receivable                               3,696,853       3,030,727
         Inventory                                           256,501         (22,291)
         Prepaid expenses and other assets                  (561,575)       (319,113)
         Accounts payable and accrued expenses            (3,775,870)     (3,798,911)
         Unearned income                                      53,601         134,583
                                                         ------------     -----------
            Net cash provided by operating activities      6,923,448       6,301,745
                                                         ------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property, plant and equipment              (3,256,692)    (10,270,840)
   Proceeds from the sales of property, plant
     and equipment                                            11,750         198,750
                                                         ------------     -----------
      Net cash used in investing activities               (3,244,942)    (10,072,090)
                                                         ------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase in long-term debt                              2,850,000       2,739,741
   Payment of long-term debt and capital
     lease obligations                                    (7,344,817)       (796,192)
   Stock options exercised                                     7,500          11,213
                                                        -------------    ------------
      Net cash provided by (used in)
         financing activities                             (4,487,317)      1,954,762
                                                        -------------    ------------

   Effect of exchange rate on cash                           105,257         (78,141)

Decrease in cash and cash equivalents                       (703,554)     (1,893,724)
Cash and cash equivalents at beginning of period           1,695,884       2,557,221
                                                        -------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $    992,330     $   663,497
                                                        =============    ============

SUPPLEMENTAL  CASH  FLOW  DISCLOSURES:

   Interest paid                                        $  2,177,648     $ 2,152,879
                                                        =============    =============

   Income taxes paid                                    $     27,372     $    71,399
                                                        =============    =============

  Assets purchased by the assumption of a liability     $    235,807    $  2,702,606
                                                        =============    =============


See notes to condensed consolidated financial statements.

                           METATEC INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. BASIS OF PRESENTATION - The consolidated balance sheet as of June 30, 2000, the consolidated statements of operations for the three and six months ended June 30, 2000 and 1999, the consolidated statement of shareholders' equity for the six months ended June 30, 2000, and the consolidated statements of cash flows for the six month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with generally accepted accounting principles, the financial position, results of operations and changes in cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1999 annual report on Form 10-K. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999 AND THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

RESULTS OF OPERATIONS

Net sales for the three months ended June 30, 2000 were $26,178,000, a decrease of $3,311,000, or 11% over the same period of the prior year. This decrease resulted primarily from CD-ROM manufacturing sales decreasing $2,689,000 to $24,881,000 for the three months ended, or 10%. This decrease was primarily the result of the Company's emphasis on higher margin product, and reduction in lower margin sales. Radio syndication sales decreased $350,000, or 37%, to $586,000 for the three months ended June 30, 2000, primarily as a result of some customers choosing to use CD-Recordable as a distribution method for smaller size orders. DVD sales accounted for $456,000 during the three months ended June 30, 2000, as compared to $64,000 for the same period in the prior year.

Net sales for the six months ended June 30, 2000 were $53,815,000, a decrease of $6,741,000, or 11% over the same period of the prior year. This decrease resulted primarily from CD-ROM manufacturing sales decreasing $5,628,000 to $50,860,000 for the six months ended, or 10%. This decrease was primarily the result of the Company's emphasis on higher margin product, and reduction in lower margin sales, and, during early 2000, delayed software releases caused by Y2K concerns and the anticipated release of Windows 2000. Radio syndication sales decreased $498,000, to $1,428,000 for the six months ended June 30, 2000, a decrease of 26% from the same period in the prior year, primarily as a result of some customers choosing to use CD-Recordable as a distribution method for smaller size orders. The Company expects this trend to continue in the foreseeable future. DVD sales accounted for $945,000 during the six months ended June 30, 2000, as compared to $193,000 for the same period in the prior year.

Gross profit was 28% of net sales for the three months ended June 30, 2000 as compared to 26% of net sales for the same period of the prior year. This increase was primarily attributed to the reduction in lower margin sales. Gross profit was 29% of net sales for the six months ended June 30, 2000 as compared to 29% of net sales for the same period of the prior year.

Selling, general and administrative ("SG&A") expenses were $6,048,000, or 23% of net sales, for the three months ended June 30, 2000 as compared to $7,791,000, or 26% of net sales, for same period of the prior year. This expense reduction was primarily attributed to restructuring and work force reductions which occurred in the quarter ended March 31, 2000. SG&A expenses were $13,035,000, or 24% of net sales, for the six months ended June 30, 2000 as compared to $15,614,000, or 26% of net sales, for same period of the prior year. This expense reduction was primarily attributed to restructuring and work force reductions which occurred in the quarter ended March 31, 2000.

Investment income was $10,000 and $8,000 for the three month periods ended June 30, 2000 and 1999, respectively. Investment income was $22,000 and $22,000 for the six month periods ended June 30, 2000 and 1999, respectively.

Interest expense for the three months ended June 30, 2000 was $1,152,000 as compared to $688,000 for the same period of the prior year. Interest expense for the six months ended June 30, 2000 was $2,208,000 as compared to $1,428,000 for the same period of the prior year. The increase in interest expense was due to increased borrowings under revolving loan and term loan facilities, as well as increases in interest rates.

The income tax expense was $59,000 for the three months ended June 30, 2000, or an effective tax rate of 46%, as compared to a tax benefit of $358,000 for the same period of the prior year, or an effective tax benefit of 39%. The income tax benefit was $77,000 for the six months ended June 30, 2000, as compared to a tax expense of $302,000 for the same period of the prior year.

As a result of the foregoing, net earnings for the three months ended June 30, 2000 were $70,000, or net earnings per common share of $.01, as compared to net losses in the same period of the prior year of $557,000, or net losses per common share of $.09. Net losses for the six months ended June 30, 2000 were $98,000, or net losses per common share of $.02, as compared to net earnings in the same period of the prior year of $301,000, or net earnings per common share of $.05.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES
The Company financed its business during the six months ended June 30, 2000 through cash generated from operations, the use of debt, and the use of available cash balances. Cash flow from operating activities was $6,923,000 for the six months ended June 30, 2000, as compared to $6,302,000 for the six months ended June 30, 1999. The Company had cash and cash equivalents of $992,000 as of June 30, 2000.

The Company has a term loan facility and a revolving loan facility (the "Credit Facilities") with Huntington National Bank and Bank One, N.A. In March 2000, the Credit Facilities were modified, with the revolving loan facility being reduced from $20,000,000 to $13,000,000 and the term loan facility being increased to $21,250,000. As of June 30, 2000, $10,100,000 was outstanding under the revolving loan facility. The revolving loan facility is payable September 11, 2003, and the term loan facility matures on June 30, 2003. The following is a summary of the other terms of the Credit Facilities. The term loan facility is payable in monthly principal payments which escalate over the term of the loan. The term loan facility and a portion of the revolving loan facility were used to finance the purchase of the assets of the CD-ROM services business acquired from Imation Corporation. Borrowings under the Credit Facilities bear interest, at the Company's option, at either the federal funds rate plus 50 basis points or prime rate plus the alternative base rate margin (whichever of the two is higher), or the London Interbank Offered Rate (LIBOR) plus a margin based upon the Company's debt coverage ratio (which ranges from not less than 100 basis points to not more than 325 basis points). The Credit Facilities are secured by a first lien on all non-real estate business assets of the Company and a pledge of the stock of the Company's subsidiaries. The Company is required to comply with certain financial and other covenants. The Company is currently not in compliance with one of its financial covenants, and the bank has waived compliance with this covenant through June 30, 2000. The banks have agreed to modify the financial covenants. The Company anticipates being in compliance with the amended covenants through the remainder of 2000.

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

                           PART II - OTHER INFORMATION
                           ---------------------------


Items 1-3. INAPPLICABLE.

Items 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     (a)  The annual meeting of shareholders was held May 16, 2000.
     (b) Joseph F. Keeler, Jr. and Peter J. Kight were elected as Directors. Jerry D. Miller, James V. Pickett, A.Grant Bowen, and Jeffrey M. Wilkins continued as Directors.
     (c)  The following two directors were elected to three year terms: Joseph
          F. Keeler, Jr. with 4,992,139 votes for and 56,525 votes withheld; Peter J. Kight with 4,991,379 votes for and 57,285 votes withheld.
     (d)  Inapplicable.

Item 5. INAPPLICABLE.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
               The exhibits on to this report begin on page ______.
     (b) No reports on Form 8-K have been filed during the quarter ended June 30, 2000.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Metatec International, Inc.



                                       /s/ Julia A. Pollner
                                       --------------------------------

                                           BY: Julia A. Pollner
Date: August 14, 2000                          Senior Vice President, Finance
                                               (authorized signatory-
                                               principal financial and
                                               accounting officer)


                                    12 of 12

                                    Form 10-Q
                                  Exhibit Index



EXHIBIT NUMBER             EXHIBIT DESCRIPTION                       PAGE
NUMBER

      27                   Financial Data Schedule                      --