Form 10-Q
period 2000-09-30
METATEC INTERNATIONAL INC
filed 2000-11-13
CIK 203200

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

         ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Number of Common Shares outstanding as of November 8, 2000: 6,096,113

                           METATEC INTERNATIONAL, INC.
                           ---------------------------

                                      INDEX                                           PAGE
                                      -----                                           ----

    Part I : Financial Information
         Item 1 - Financial Statements

                  Condensed Consolidated Balance Sheets as of September 30,
                  2000 (unaudited) and December 31, 1999                                3

                  Condensed Consolidated Statements of Operations
                  for the three months ended September 30, 2000
                  and 1999 (unaudited)                                                  4

                  Condensed Consolidated Statements of Operations
                  for the nine months ended September 30, 2000
                  and 1999 (unaudited)                                                  5

                  Condensed Consolidated Statement of Shareholders'
                  Equity for the nine months ended
                  September 30, 2000 (unaudited)                                        6

                  Consolidated Statements of Cash Flows
                  for the nine months ended September 30,
                  2000 and 1999 (unaudited)                                             7

                  Notes to Condensed Consolidated Financial
                  Statements (unaudited)                                                8

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                         8-11

         Item 3 - Quantitative and Qualitative Disclosures about
                  Market Risk                                                           11

    Part II: Other Information
                  Items 1-6                                                             12
                  Signatures                                                            12

METATEC INTERNATIONAL, INC.                                                                 (Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS                                                      September 30,   At December 31,
                                                                                               2000            1999
---------------------------------------------------------------------------------------   -------------    -------------

ASSETS

Current assets:
   Cash and cash equivalents                                                              $     315,401    $   1,695,884
   Accounts receivable, net of allowance for doubtful accounts of $397,000 and $490,000      16,715,818       20,628,847
   Inventory                                                                                  2,985,202        3,671,639
   Prepaid expenses                                                                           1,788,672        1,285,200
   Deferred income taxes                                                                        230,000        1,784,000
                                                                                          -------------    -------------
      Total current assets                                                                   22,035,093       29,065,570

Property, plant and equipment - net                                                          57,118,358       63,748,238

Goodwill - net                                                                               16,612,636       18,380,164
Other Assets                                                                                    312,798          213,781
                                                                                          -------------    -------------

TOTAL ASSETS                                                                              $  96,078,885    $ 111,407,753
                                                                                          =============    =============

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                       $   7,910,000    $  12,663,558
   Accrued royalties                                                                          3,028,499        1,749,508
   Accrued personal property taxes                                                              974,543        1,241,638
   Other accrued expenses                                                                     1,189,562        1,927,464
   Accrued payroll                                                                              636,181        1,384,775
   Unearned income                                                                              192,849          195,975
   Current maturities of long-term debt and capital lease obligations                         6,997,028        6,999,850
                                                                                          -------------    -------------
      Total current liabilities                                                              20,928,661       26,162,768

Long-term debt and capital lease obligations, less current maturities                        38,153,268       45,501,868
Other long-term liabilities                                                                     525,950          450,925
Deferred income taxes                                                                           174,000        1,430,000
                                                                                          -------------    -------------
  Total liabilities                                                                          59,781,879       73,545,561
                                                                                          -------------    -------------

Shareholders' equity:
  Common stock - no par value; authorized 10,000,000 shares;
    issued 2000 - 7,177,855, 1999 - 7,157,355 shares                                         34,981,138       34,949,138
  Retained earnings                                                                           8,974,591        9,959,256
  Accumulated other comprehensive loss                                                       (1,836,186)      (1,223,665)
  Treasury stock, at cost  - 1,081,742 shares                                                (5,822,537)      (5,822,537)
                                                                                          -------------    -------------
    Total shareholders' equity                                                               36,297,006       37,862,192
                                                                                          -------------    -------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                                  $  96,078,885    $ 111,407,753
                                                                                          =============    =============

METATEC INTERNATIONAL, INC.
CONDENSED CONSOLIDATED  STATEMENTS  OF OPERATIONS (UNAUDITED)

                                                    Three Months Ended September 30,
                                                     ----------------------------
                                                          2000            1999
---------------------------------------------        ------------    ------------

NET SALES                                            $ 26,351,076    $ 28,152,547

Cost of sales                                          19,442,686      21,302,999
                                                     ------------    ------------

Gross profit                                            6,908,390       6,849,548

Selling, general and administrative expenses            6,989,379       8,622,512
                                                     ------------    ------------

OPERATING LOSS                                            (80,989)     (1,772,964)

Other income (expense):
        Investment income                                   2,881           1,684
        Interest expense                               (1,042,518)       (843,497)
                                                     ------------    ------------

LOSS BEFORE INCOME TAXES                               (1,120,626)     (2,614,777)

Income tax benefit                                       (234,000)       (986,000)
                                                     ------------    ------------

NET LOSS                                             $   (886,626)   $ (1,628,777)
                                                     ============    ============

NET LOSS PER COMMON SHARE

        Basic                                        $      (0.15)   $      (0.27)
                                                     ============    ============
        Diluted                                      $      (0.15)   $      (0.27)
                                                     ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

        Basic                                           6,087,771       6,075,613
                                                     ============    ============
        Diluted                                         6,087,771       6,092,748
                                                     ============    ============

See notes to condensed consolidated financial statements.

METATEC INTERNATIONAL, INC.
CONDENSED CONSOLIDATED  STATEMENTS  OF OPERATIONS (UNAUDITED)

                                                Nine Months Ended September 30,
                                                -----------------------------
                                                    2000            1999
-------------------------------------------     ------------    ------------

NET SALES                                       $ 80,166,339    $ 88,709,301

Cost of sales                                     57,780,275      64,235,856
                                                ------------    ------------

Gross profit                                      22,386,064      24,473,445

Selling, general and administrative expenses      20,024,690      24,236,797
Restructuring expenses                               430,561               0
                                                ------------    ------------

OPERATING EARNINGS                                 1,930,813         236,648

Other income (expense):
        Investment income                             24,530          23,357
        Interest expense                          (3,251,008)     (2,271,612)
                                                ------------    ------------

LOSS BEFORE INCOME TAXES                          (1,295,665)     (2,011,607)

Income tax benefit                                  (311,000)       (684,000)
                                                ------------    ------------

NET LOSS                                        $   (984,665)   $ (1,327,607)
                                                ============    ============

NET LOSS PER COMMON SHARE

        Basic                                   $      (0.16)   $      (0.22)
                                                ============    ============
        Diluted                                 $      (0.16)   $      (0.22)
                                                ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

        Basic                                      6,081,863       6,074,634
                                                ============    ============
        Diluted                                    6,081,863       6,124,156
                                                ============    ============

See notes to condensed consolidated financial statements.

METATEC INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                        Common        Retained  Acuumulated Other    Treasury
                                                        Stock         Earnings  Comprehensive Loss    Stock          Total
-------------------------------------------------    ------------   ------------   ------------    ------------    ------------

BALANCE AT DECEMBER 31, 1999                         $ 34,949,138   $  9,959,256   $ (1,223,665)   $ (5,822,537)   $ 37,862,192
Comprehensive Loss:
  Net loss                                                              (984,665)                                      (984,665)
  Foreign currency translation adjustments                                             (612,521)                       (612,521)
                                                                                                                   ------------
       Comprehensive loss                                                                                            (1,597,186)

Stock options exercised                                    32,000                                                        32,000

                                                     ------------   ------------   ------------    ------------    ------------
BALANCE AT SEPTEMBER 30, 2000                        $ 34,981,138   $  8,974,591   $ (1,836,186)   $ (5,822,537)   $ 36,297,006
                                                     ============   ============   ============    ============    ============

See notes to consolidated financial statements.

                                 Pages 6 of 12

METATEC INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the nine months ended September 30,                             2000            1999
-------------------------------------------------------------   -----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net earnings (loss)                                          $   (984,665)   $ (1,327,607)
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                               10,932,639      10,589,488
      Net loss on sales of property, plant and equipment            (148,917)         (1,873)
      Changes in assets and liabilities:
         Accounts receivable                                       3,847,499       1,292,785
         Inventory                                                   650,511        (811,203)
         Prepaid expenses and other assets                           860,029      (1,100,307)
         Accounts payable and accrued expenses                    (5,010,662)       (341,175)
         Unearned income                                              13,830         255,775
                                                                ------------    ------------
            Net cash provided by operating activities             10,160,264       8,555,883
                                                                ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property, plant and equipment                      (4,456,030)    (17,405,780)
   Proceeds from the sales of property, plant and equipment          126,250         200,750
   Net cash used for acquisition                                                    (374,124)
                                                                ------------    ------------
      Net cash used in investing activities                       (4,329,780)    (17,579,154)
                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase in long-term debt                                      4,139,597       9,508,383
   Payment of long-term debt and capital lease obligations       (11,491,024)       (813,581)
   Stock options exercised                                            32,000          11,213
                                                                ------------    ------------
      Net cash provided by (used in) financing activities         (7,319,427)      8,706,015
                                                                ------------    ------------

   Effect of exchange rate on cash                                   108,460          (3,435)

Decrease in cash and cash equivalents                             (1,380,483)       (320,691)
Cash and cash equivalents at beginning of period                   1,695,884       2,557,221
                                                                ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $    315,401    $  2,236,530
                                                                ============    ============

SUPPLEMENTAL  CASH  FLOW  DISCLOSURES:

   Interest paid                                                $  3,235,289    $  2,718,740
                                                                ============    ============

   Income taxes paid                                            $    147,835    $     99,849
                                                                ============    ============

  Assets purchased by the assumption of a liability             $    403,222    $  1,433,097
                                                                ============    ============

See notes to condensed consolidated financial statements.

                           METATEC INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION - The consolidated balance sheet as of September 30, 2000, the consolidated statements of operations for the three and nine months ended September 30, 2000 and 1999, the consolidated statement of shareholders' equity for the nine months ended September 30, 2000, and the consolidated statements of cash flows for the nine month ended September 30, 2000 and 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position, results of operations and changes in cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1999 annual report on Form 10-K. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

RESULTS OF OPERATIONS

Net sales for the three months ended September 30, 2000 were $26,351,000, a decrease of $1,801,000, or 6% over the same period of the prior year. This decrease resulted primarily from CD-ROM manufacturing sales decreasing $2,182,000 to $24,443,000 for the three months ended, or 9%. This decrease was primarily the result of the Company's emphasis on higher margin product, and reduction in lower margin sales. DVD sales accounted for $472,000 during the three months ended September 30, 2000, as compared to $114,000 for the same period in the prior year.

Net sales for the nine months ended September 30, 2000 were $80,166,000, a decrease of $8,543,000, or 10% over the same period of the prior year. This decrease resulted primarily from CD-ROM manufacturing sales decreasing $7,810,000 to $75,303,000 for the nine months ended, or 9%. This decrease was primarily the result of the Company's emphasis on higher margin product, and reduction in lower margin sales, and, during early 2000, delayed software releases caused by Y2K concerns and the anticipated release of Windows 2000. Radio syndication sales decreased $359,000, to $2,553,000 for the nine months ended September 30, 2000, a decrease of 12% from the same period in the prior year, primarily as a result of some customers choosing to use CD-Recordable as a distribution method for smaller size orders. The Company expects this trend to continue in the foreseeable future. DVD sales accounted for $1,417,000 during the nine months ended September 30, 2000, as compared to $306,000 for the same period in the prior year.

Gross profit was 26% of net sales for the three months ended September 30, 2000 as compared to 24% of net sales for the same period of the prior year. This increase was primarily attributed to the reduction in lower margin sales. Gross profit was 28% of net sales for the nine months ended September 30, 2000 as compared to 28% of net sales for the same period of the prior year.

Selling, general and administrative ("SG&A") expenses were $6,989,000, or 27% of net sales, for the three months ended September 30, 2000 as compared to $8,623,000, or 31% of net sales, for same period of the prior year. This expense reduction was primarily attributed to restructuring and work force reductions which occurred in the quarter ended March 31, 2000. SG&A expenses were $20,025,000, or 25% of net sales, for the nine months ended September 30, 2000 as compared to $24,237,000, or 27% of net sales, for same period of the prior year. This expense reduction was primarily attributed to restructuring and work force reductions which occurred in the quarter ended March 31, 2000.

Interest expense for the three months ended September 30, 2000 was $1,043,000 as compared to $843,000 for the same period of the prior year. Interest expense for the nine months ended September 30, 2000 was $3,251,000 as compared to $2,272,000 for the same period of the prior year. The increase in interest expense was due to increased borrowings under revolving loan and term loan facilities, as well as increases in interest rates.

The income tax benefit was $234,000 for the three months ended September 30, 2000, or an effective tax benefit of 21%, as compared to a tax benefit of $986,000 for the same period of the prior year, or an effective tax benefit of 38%. This decrease in the income tax rate is mainly due to non-deductible goodwill. The income tax benefit was $311,000 for the nine months ended September 30, 2000, as compared to a tax benefit of $684,000 for the same period of the prior year.

As a result of the foregoing, net losses for the three months ended September 30, 2000 were $887,000, or net losses per common share of $.15, as compared to net losses in the same period of the prior year of $1,629,000, or net losses per common share of $.27. Net losses for the nine months ended September 30, 2000 were $985,000, or net losses per common share of $.16, as compared to net losses in the same period of the prior year of $1,328,000, or net losses per common share of $.22.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES
The Company financed its business during the nine months ended September 30, 2000 through cash generated from operations, the use of debt, and the use of available cash balances. Cash flow from operating activities was $10,160,000 for the nine months ended September 30, 2000, as compared to $8,556,000 for the nine months ended September 30, 1999. The Company had cash and cash equivalents of $315,000 as of September 30, 2000.

The Company has a term loan facility and a revolving loan facility (the "Credit Facilities") with Huntington National Bank and Bank One, N.A. In March 2000, the Credit Facilities were modified, with the revolving loan facility being reduced from $20,000,000 to $13,000,000 and the term loan facility being increased to $21,250,000. As of September 30, 2000, $9,000,000 was outstanding under the revolving loan facility. The revolving loan facility is payable September 11, 2003, and the term loan facility matures on September 30, 2003. The following is a summary of the other terms of the Credit Facilities. The term loan facility is payable in monthly principal payments which escalate over the term of the loan. The term loan facility and a portion of the revolving loan facility were used to finance the purchase of the assets of the CD-ROM services business acquired from Imation Corporation. Borrowings under the Credit Facilities bear interest, at the Company's option, at either the federal funds rate plus 50 basis points or prime rate plus the alternative base rate margin (whichever of the two is higher), or the London Interbank Offered Rate (LIBOR) plus a margin based upon the Company's debt coverage ratio (which ranges from not less than 100 basis points to not more than 325 basis points). The Credit Facilities are secured by a first lien on all non-real estate business assets of the Company and a pledge of the stock of the Company's subsidiaries. The Company is required to comply with certain financial and other covenants. The Company was not in compliance with several of its financial covenants as of September 30, 2000, and the bank has waived compliance with these covenants through September 30, 2000. The banks have agreed to modify the financial covenants. The Company anticipates being in compliance with the amended covenants through the remainder of 2000.

The Company has a $19,000,000 loan facility with Huntington Capital Corp which is payable in monthly principal and interest payments based upon a thirty year amortization schedule and bears interest at a fixed rate of 8.2%. This term loan facility was used to permanently finance the Company's Dublin, Ohio distribution center and to pay down other bank debt. This loan facility is payable in monthly installments over 10 years, with a 30 year amortization period, and is secured by a first lien on all real property of the Company and letters of credit in favor of the lender, in an aggregate amount of $1,650,000.

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

                           PART II - OTHER INFORMATION

   Items 1-3.  Inapplicable.
               -------------

   Items 4.  Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------
         Inapplicable.

   Item 5.  Inapplicable.
            -------------

   Item 6.  Exhibits and Reports on Form 8-K
            --------------------------------
         (a) Exhibits
                  The exhibits on to this report begin on page ______.
         (b) No reports on Form 8-K have been filed during the quarter ended September 30, 2000.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Metatec International, Inc.

                                      /s/   Julia A. Pollner

                                             BY: Julia A. Pollner
   Date: November 13, 2000                   Senior Vice President, Finance
                                             (authorized signatory-
                                             principal financial and
                                             accounting officer)

                                    Form 10-Q
                                  Exhibit Index

Exhibit Number                 Exhibit Description                  Page Number
--------------                 -------------------                  -----------
     27                        Financial Data Schedule              --