Form 10-K
period 2000-12-31
METATEC INTERNATIONAL INC
filed 2001-04-02
CIK 203200

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the fiscal year ended:  December 31, 2000

                  OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______________ to ____________

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Common Shares held by nonaffiliates of the Registrant as of March 8, 2001, was $6,619,659.

         On March 8, 2001, the Registrant had 6,136,113 Common Shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's proxy statement for its annual meeting of shareholders to be held on May 15, 2001, which proxy statement will be filed with the Securities and Exchange Commission within 120 days of December 31,2000, are incorporated by reference into Part III, Items 10, 11, 12, and 13 of this Report.

                           METATEC INTERNATIONAL, INC.

                                    FORM 10-K

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Metatec International, Inc., an international information distribution company ("Metatec"), helps customers utilize CD-ROM (compact disc-read only memory), DVD-ROM (digital versatile disc-read only memory), DVD-Video (visual presentations such as movies), and Internet technologies to publish and distribute information and software. Metatec operates ISO-9000 certified manufacturing and fulfillment sites in Ohio, California and The Netherlands. Metatec offers its customers a variety of services, including data preparation and mastering, optical disc replication and printing, packaging, bulk distribution and individual fulfillment, inventory management, project management, secure online transmission, and a variety of electronic monitoring and tracking services. Metatec's customers represent a host of industries and organizations, such as publishing firms, computer hardware and software companies, government agencies, and professional associations. Metatec and its subsidiaries are hereinafter collectively referred to as the "Company."

         CD-ROM technology combines audio, video, text, and graphics in one medium with the capability to store, search, and retrieve large quantities of information. One CD-ROM can contain up to 650 megabytes of data. The Company believes that businesses and individuals use CD-ROM technology as a cost-effective means of organizing, storing, and disseminating large quantities of information quickly to widely diversified groups of users.

         DVD-ROM technology represents a type of optical disc that can hold up to 18 gigabytes of information, or over twenty times the amount of the current CD-ROM. It is projected that DVD-ROM will coexist and could eventually replace CD-ROM and expand the utilization of optical disc with greater graphic and video applications. This expansion will first require new DVD-ROM drives to be installed in order to have significant market penetration. DVD-ROM drives began to be introduced during 1997 and are standard equipment on most new personal computers. Early adaptation of DVD technology primarily has been for movies. Because of the capacity of DVD-Video, movies can be presented in more than one language, can have movie outtakes, interviews, behind-the-scenes information and web connectivity; capabilities absent on videotape formats. It is also believed that DVD-Video could be used for company training and sales presentations.

         For the past several years, the Company has provided packaging and fulfillment services to its customers. Within the last two years the Company has focused its packaging and fulfillment services in the area of making "supply chain management services" available to customers. For customers requesting supply chain management services, the Company will manage all aspects of the job order, from disc replication to packaging, warehousing, fulfillment and returns management. These services are supported by extensive information technology that permits customers to track job status and inventory information.

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

         Prior to May 1, 1999, the registrant was Metatec Corporation, a Florida corporation which was incorporated on September 9, 1976. At the annual meeting of shareholders on April 30, 1999, the shareholders of Metatec Corporation approved a proposal to change the registrant's state of incorporation from Florida to Ohio through a merger of Metatec Corporation with and into its wholly owned subsidiary Metatec International, Inc., an Ohio corporation which was incorporated on March 8, 1999. The merger of Metatec Corporation into Metatec International, Inc. became effective on April 30, 1999, at 11:59 p.m. At that time, the registrant became an Ohio corporation and its name changed to Metatec International, Inc. The term "Company" includes Metatec Corporation as the predecessor to Metatec International, Inc.



FINANCIAL INFORMATION ON INDUSTRY SEGMENTS

         Financial information on industry segments as required by Item 101(b) of Regulation S-K is set forth in Note 12 of the "Notes to the Consolidated Financial Statements," which Note is part of the financial statements contained in Item 8 of this Form 10-K, which Note is incorporated herein by reference.

INDUSTRY OVERVIEW

         Methods for the distribution of business information include print, optical disc, audio and video, and Internet services. CD-ROM, one form of optical disc technology, was initially used for storing vast quantities of data. Today, CD-ROM is the primary method of software distribution for many business-to-business and consumer software companies. CD-ROM is also a popular medium for marketing, training, promotions, game distribution and other types of communication. With the growing use of DVD, or digital versatile disc, optical disc technology has the opportunity for increased penetration into business and consumer products and services. DVD is predicted to eventually displace videotape as the primary form of distributing popular movies. With DVD's vast storage, it is expected to play an increasingly important role in corporate training and presentation programs that require extensive use of graphics, audio, video and interactive presentation capabilities. A major factor contributing to the successful establishment of optical technology is the degree of standardization achieved in the early stages of market development. Adherence to these standards has significantly contributed to the growth of optical disc technology.

         With increased competition and a nationwide shortage of workers, companies are seeking better methods to manage costs and speed products to market. These events have given rise to a focus on supply chain management services in many industries, including technology. Companies are looking for help in compressing the supply chain with single-source providers of services. The Company's history of providing packaging and fulfillment services to software companies presents an opportunity for growing the Company's business in providing supply chain management services.

         As a method of distributing business information, Internet services - sometimes called on-line or electronic services - lend themselves to information that requires frequent or continuous updating or requires rapid deployment. The growing use of Extranets (businesses serving their clients through Internet technology) and Intranets (businesses serving their employees or other divisions of their company through Internet technology) provides an opportunity for the rapid and secure distribution of software, electronic documents and other information. While Internet services to consumers receive substantial attention in the popular press, business-to-business services through Internet technology hold more potential for growth and development as a method of commerce.

PRINCIPAL PRODUCTS AND SERVICES

         The Company is an integrator of technologies and services to meet its customers' information distribution needs. Metatec's expertise in quick-turn optical disc replication is merging with e-business and supply chain service offerings to both the business-to-business and retail marketplaces. The Company also offers logistics services online and through a direct sales force that encompass packaging, distribution, warehousing and fulfillment capabilities. The Company's strategy targets customers who generally have time-sensitive and recurring information distribution requirements, demand high quality disc manufacturing, and need fulfillment and distribution services.

         In optical disc production, the Company manufactures CD-ROMs and DVD-ROMs and DVD-Videos. The Company offers its customers a variety of services including data preparation and mastering, optical disc replication and printing, packaging, bulk distribution and individual fulfillment, inventory management, project management, and a variety of electronic monitoring and tracking services.

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

         The Company's Internet products are developed and offered through Metatec Internet Products. This group provides secure, trackable and verifiable transmission of software and information over the Internet, Extranets and Intranets. Software and information distribution services are made available through two offerings. The Company's hosted offering is called Metatec Express(sm.). It is a managed service providing secure same day delivery of software and electronic documents anywhere in the world. The second, Metatec Web Transporter(TM), is a product that works with existing network technologies and companies' internal distribution systems to manage, distribute and track any type of application or data.

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

         The Company operates manufacturing and fulfillment sites in Dublin, Ohio; Milpitas, California ("Silicon Valley"); and Breda, The Netherlands. These state-of-the-art, ISO-9000 certified, facilities permit the Company to offer quick-turn services to major population centers and low-cost solutions to companies with geographically disbursed information distribution needs. The ISO-9000 quality system certification means that the Company's manufacturing facilities meet worldwide standards for quality practices. The Company utilizes certain patents and technology in its manufacturing activities which it licenses from third parties and which the Company believes to be generally available to other manufacturers.

         The Company does not believe that compliance with federal, state, and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had or will have a material effect upon the capital expenditures, earnings, or competitive position of the Company. The Company does not anticipate any material capital expenditures for environmental control facilities for 2001.

MARKETING

         The Company markets it products and services through multiple sales channels and by using employed associates. These associates are responsible for maintaining relationships with existing customers and developing new business relationships. The associates are supported by a customer service staff that is responsible for ensuring that each order is processed in a timely manner and all required support materials are in place. The Company maintains customer support operations at all of its manufacturing facilities. In addition, the Company's products and services are marketed online through its web site and through directory listings. The Company also makes use of a variety of marketing communications initiatives such as news media relations, the creation and distribution of sales collateral materials, electronic chat boards, online conferencing and presentation services and news wires.

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

EMPLOYEES

         The Company employed approximately 741 persons as of March 5, 2001. Approximately 450 employees are directly involved in the manufacturing and distribution process, and the remainder are involved in sales, administration, and support. The Company believes that its relations with its employees is good.

ITEM 2.  PROPERTIES

         The Company owns a 346,000 square foot office, manufacturing, and distribution and fulfillment facility situated on approximately 25 acres located at 7001 Metatec Boulevard, Dublin, Ohio. The Company's principal executive offices are located at this facility. This facility also includes sales, administration, and customer support operations. A first mortgage on the real estate and improvements at this location secures a credit facility of the Company.

         The Company currently leases approximately 142,500 square feet of manufacturing, customer support, and distribution and fulfillment facilities in Milpitas, California ("Silicon Valley"). The Company also leases approximately 25,000 square feet of manufacturing, customer support, and distribution and fulfillment facilities in Breda, The Netherlands.

         The Company also leases office space in Chicago, New York, Boston, Seattle, and Somerville, New Jersey, for use as regional sales offices.

ITEM 3.  LEGAL PROCEEDINGS

         The Company and numerous other parties have been named as defendants in a court proceeding filed in the United States District Court for the District of Arizona by the plaintiff, Lemelson Medical, Education & Research Foundation, Limited Partnership. In that court proceeding, the plaintiff is alleging that the defendants have infringed upon certain patents that allegedly are enforceable by the plaintiff. This court proceeding has been stayed pending the outcome of parallel litigation in Nevada that is challenging the validity of plaintiff's patents. At this time, the Company is unable determine the likelihood of the outcome of either the Arizona or Nevada proceedings or whether an unfavorable outcome will be material to the Company.

         The Company is not a party to any other material pending legal proceeding, nor to the Company's knowledge, is any material legal proceeding threatened against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company and their respective ages and present positions with the Company are as follows:

         Officers                  Age      Present Position(s) with the Company
         --------                  ---      ------------------------------------

         Jeffrey M. Wilkins        56       Chairman of the Board, President and Chief
                                            Executive Officer

         Christopher A. Munro      40       Chief Operating Officer

         Julia A. Pollner          38       Senior Vice President, Finance, Secretary and
                                            Treasurer

         Christopher T. Haynor     36       Vice President, Sales


         Tammi Nance Spayde        38       Vice President-Business Management and Human
                                            Resources/Organizational Development

         Martin G. Stokman         40       Vice President, Europe

         Jeffrey F. Tarplin        46       Vice President and General Manager, Internet
                                            Products Group


         Mr. Wilkins has been Chairman of the Board and Chief Executive Officer of the Company since August 1989.

         Mr. Munro joined the Company on January 2, 2001, as Chief Operating Officer. Prior to joining the Company Mr. Munro held the position of Senior Vice President of Strategy and Development of Exel Logistics, a worldwide supply chain company with global headquarters in London UK. Mr. Munro was employed by Exel Logistics for over twenty years.

         Ms. Pollner has been Senior Vice President, Finance, Treasurer, and Secretary since May 1998, and has held various accounting and finance positions with the Company since 1987.

         Mr. Haynor has been Vice President of Sales since September 1999. Since 1994, when Mr. Haynor joined the company from Dun & Bradstreet Corporation, he has held several sales positions.

         Ms. Spayde has been Vice President of Human Resources/Organizational Development of the Company since August 1998, and in June of 2000, was appointed Vice President of Business Management. From 1984 until joining the Company in 1998, Ms. Spayde held various human resource and administration positions with OhioHealth Corporation, an integrated healthcare system.

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

         Mr. Tarplin has been Vice President and General Manager, Internet Products Group since July, 1999. From 1996, until joining the Company, Mr. Tarplin was president of Megasoft Online, Inc. an Internet software and services company. Megasoft, Inc. filed for Chapter 11 bankruptcy protection in January 1999, and the Company acquired Megasoft's Silverspan business through a court-approved sale under such bankruptcy in 1999. See Note (2) of the Financial Statements contained in Item 8 of this Form 10-K. From 1993 to 1999, Mr. Tarplin was senior vice president and director, Megasoft Holdings, Inc., the parent corporation of Megasoft Online, Inc. and a holding company for operating businesses involved in contract software manufacturing and distribution services and Internet software products and services.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Shares are traded on the Nasdaq National Market system under the symbol META. The following table reflects the range of reported high and low last sales prices for the Common Shares for the periods indicated.

                                                        High            Low
         For the quarter ended 2000
                  March 31                              $7.25          $2.66
                  June 30                               $3.88          $2.34
                  September 30                          $3.38          $2.00
                  December 31                           $2.44          $0.81

         For the quarter ended 1999
                  March 31                              $8.00          $4.00
                  June 30                               $6.25          $3.75
                  September 30                          $6.38          $3.06
                  December 31                           $4.50          $2.00


         As of March 2, 2001, there were 3,735 holders of record of the Common Shares, and the last sales price per share on that date, as reported by the Nasdaq National Market system, was $1.13.

         The Company has never paid cash dividends on its Common Shares. The payment of dividends is within the discretion of the Company's board of directors and depends upon the earnings, the capital requirements, and the operating and financial condition of the Company, among other factors. The Company does not expect to pay cash dividends in the foreseeable future.

         In addition, the terms of the Company's credit facilities prohibit it from paying cash dividends or making any other distributions of any kind to shareholders without the prior consents of the administrative agent of these credit facilities and the banks providing two-thirds of the funding for such facilities.



ITEM 6.  SELECTED FINANCIAL DATA

Selected Financial Data

                                                2000               1999               1998             1997             1996
                                                ----               ----               ----             ----             ----
Sales                                       $104,231,047       $120,281,047       $ 80,919,128      $48,933,634      $46,150,105

Earnings (loss) before income taxes         $(18,362,618)      $ (4,166,290)      $  2,684,769      $ 1,040,534      $ 3,398,728

Net earnings (loss)                         $(17,532,618)      $ (2,846,290)      $  1,422,769      $   491,534      $ 2,040,728

Earnings (loss) per common share:
  Basic and diluted                         $      (2.88)      $      (0.47)      $       0.23      $      0.07      $      0.29

Weighted average number of
common shares outstanding:
  Basic                                        6,085,426          6,074,879          6,058,414        6,791,836        7,064,194
  Diluted                                      6,085,426          6,074,879          6,115,084        7,189,266        7,159,775

Total assets                                $ 77,332,873       $111,407,753       $105,442,814      $52,871,893      $52,517,477

Long-term liabilities                       $ 35,920,387       $ 47,382,793       $ 41,031,569      $ 5,893,410      $ 1,335,105

Shareholders' equity                        $ 20,171,877       $ 37,862,192       $ 41,949,897      $41,194,053      $45,265,791


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - 2000 COMPARED TO 1999

Net sales in 2000 were $104,231,000, a decrease of $16,050,000, or 13% from
1999. This decrease resulted primarily from CD-ROM manufacturing sales decreasing $14,959,000 to $97,790,000 for 2000, or 13%. This decrease was due to several factors. In 2000, the pricing for CD-ROM products and services continued to decline industry-wide due to excess manufacturing capacity, a trend the Company anticipates will continue into 2001. In addition, the demand for the Company's CD-ROM products and services declined due to several factors, including a decline in general economic conditions which caused many of the Company's software customers to delay or reduce their software releases, the continued increase in customers using on-line or electronic methods to distribute information, and the continued maturation of the CD-ROM market. The Company anticipates that these factors may continue to impact the demand for the Company's CD-ROM products and services in 2001. Radio syndication sales decreased $1,050,000, or 25%, to $3,153,000 in 2000, primarily as a result of some customers choosing to use CD-Recordable as a distribution method for smaller size orders. The company expects this trend to continue for the foreseeable future. DVD sales accounted for $1,973,000 in 2000, as compared to $751,000 in 1999.

Gross profit was 28% of net sales for 2000 and 1999.

Selling, general and administrative expenses ("SG&A") decreased to $27,374,000, or 26% of net sales, for 2000 as compared to $32,911,000, or 27% of net sales, for 1999. This reduction was primarily attributed to the restructuring and workforce reductions, which occurred in the first quarter of 2000.

At each balance sheet date, a determination is made by management to ascertain whether goodwill or any fixed assets have been impaired based upon several criteria, including, but not limited to, revenue trends, undiscounted operating cash flows, and other operating factors. At the end of 2000, management evaluated these criteria and determined that certain goodwill and fixed assets associated with the Company's Milpitas, California ("Silicon Valley") operations, which were acquired from Imation Corporation ("Imation") in September 1998, were impaired. Accordingly, in the fourth quarter of 2000, the Company recorded a $15.6 million writedown of the carrying value of these impaired assets based on the discounted cash flows of the operations. At December 31, 2000, the remaining goodwill on the balance sheet was $4.6 million as compared to $18.3 million at December 31, 1999.

Restructuring expenses of $431,000 and $44,000 were incurred during the first and fourth quarters of 2000. These restructuring expenses consisted primarily of severance and termination benefits related to the completion of a U.S. workforce reduction of approximately 12%. The workforce reduction was accomplished through attrition, unfilled vacancies, and layoffs of temporary and some full time employees.

Investment income was $33,000 for 2000 as compared to $25,000 for 1999. The increase in investment income was a result of higher cash and cash equivalent balances.

Interest expense was $4,242,000 for 2000 as compared to $3,336,000 for 1999. The increase in interest expense was the result of increased borrowings under the Company's credit facilities, as well as increases in the interest rate.

The income tax benefit was $830,000 in 2000, or an effective tax benefit of 4.5%, as compared to an income tax benefit of $1,320,000 in 1999, or an effective tax rate of 32%. The primary reason for the decrease was the recording of a valuation allowance in connection with the writedown of the carrying value of fixed assets and goodwill associated with the Silicon Valley operations acquired from Imation, due to the uncertainty of realizing the value of such benefit.

As a result of the foregoing, the net loss for 2000 was $17,533,000, or basic and diluted losses per common share of $(2.88), as compared to the 1999 net loss of $2,846,000, or basic and diluted losses per common share of $(.47).


RESULTS OF OPERATIONS - 1999 COMPARED TO 1998

Net sales in 1999 were $120,281,000, an increase of $39,362,000, or 49% over 1998. This increase resulted primarily from CD-ROM manufacturing sales increasing $38,895,000 to $112,749,000 for 1999, or 53%. A significant portion of this increase was attributable to the inclusion of a full year of sales from the CD-ROM services business acquired from Imation in September 1998. Radio syndication sales decreased $693,000, or 14%, to $4,203,000 in 1999, primarily as a result of some customers choosing to use CD-Recordable as a distribution method for smaller size orders. DVD sales accounted for $751,000 in 1999, as compared to $190,000 in 1998.

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

Restructuring expenses of $1,051,000 were incurred during the fourth quarter of 1999. These restructuring expenses included approximately $488,000 of severance and termination benefits related to the Company's decision to close its Wisconsin client services center and approximately $563,000 associated with consolidating manufacturing and packaging operations formerly located in Fremont, California into a single facility in Silicon Valley. These costs related primarily to estimated lease costs, net of estimated sub-lease rental income, which will be incurred during the remainder of the Fremont lease term. Restructuring expenses of $826,000 were incurred during 1998. The 1998 restructuring expenses primarily related to integration costs due to the Imation CD-ROM services business acquisition and certain rent, utilities and labor expenses associated with closing a Wisconsin manufacturing facility acquired in that acquisition.

Investment income was $25,000 for 1999 as compared to $35,000 for 1998. The decrease in investment income was a result of lower cash and cash equivalent balances.

Interest expense was $3,336,000 for 1999 as compared to $1,186,000 for 1998. The increase in interest expense was the result of increased borrowings under the Company's credit facilities.

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


IMPACT OF INFLATION

Although inflation has an effect on salaries, employee benefits and other operating expenses, after considering general inflationary trends, the Company's operations were not significantly affected by inflation in 2000.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

Statement of Financials Accounting Standards (SFAS) No. 133, Accounting Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company financed its business in 2000 through cash generated from operations, the use of debt, and the use of available cash balances. Cash flow from operating activities was $14,783,000, $10,694,000, and $19,342,000 for
2000, 1999 and 1998, respectively. The Company has cash and cash equivalents of $2,086,000 as of December 31, 2000.

During 2000, the Company continued to increase its distribution capacity over the 1999 levels. These additions, along with recurring capital needs, resulted in the purchase of $5,298,000 in property, plant and equipment during 2000 as compared to $22,823,000 in 1999 and $16,030,000 in 1998.

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

The Huntington National Bank and Bank One, NA have provided a $37,000,000 term loan facility and a $13,000,000 revolving loan facility to the Company (the "Credit Facilities"). The term loan facility and a portion of the revolving loan facility were used to finance the Imation asset purchase. As of December 31, 2000, $14,958,000 and $7,500,000 was outstanding under the term loan facility and the revolving loan facility, respectively. The Company was not in compliance with certain of its financial and other covenants as of December 31, 2000, and the banks waived compliance with these covenants through December 31, 2000. The banks modified the financial covenants, and the Company anticipates being in compliance with the revised covenants through the remainder of 2001. If such modified financial covenants would have been in effect at December 31, 2000, the Company would have been in compliance with them as of that date.

On April 2, 2001, the banks and the Company amended certain terms and financial covenants of the Credit Facilities. The following is a summary of the terms of the amended Credit Facilities. As part of the amended Credit Facilities, the revolving loan and the term loan will mature on April 1, 2002. The revolving loan has been changed to an asset based lending arrangement wherein a $13,000,000 borrowing base will be limited by the amounts of any outstanding letters of credit and 80% of eligible domestic accounts receivable, 80% of eligible insured foreign accounts receivable, 30% of eligible domestic inventory, and 20% of domestic machinery and equipment at net book value, eligibility to be determined by the banks. The Credit Facilities are secured by a first lien on all non-real estate business assets of the Company and a pledge of the stock of the Company's subsidiaries. The Company is required to comply with certain financial and other covenants. In addition, effective March 31, 2001, interest will accrue at 2% in excess of the prime rate of the banks, and quarterly commitment fees are required to be paid. The Company expects that it will be able to negotiate a new borrowing facility prior to April 1, 2002, however, there can be no assurance that the Company will be able to do so.

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

During the first quarter of 2001, the Company's board of directors approved a plan to restructure certain of the Company's operations. As part of the plan, the Company implemented a workforce reduction for its Dublin facility during the first quarter of 2001, and the Company expects to implement other portions of this plan during the remainder of 2001.


STATEMENT OF MANAGEMENT RESPONSIBILITY

The consolidated financial statements of the Company are the responsibility of management, and those statements have been prepared in accordance with generally accepted accounting principles. All available information and management's judgment of current conditions and circumstances have been reflected. Management accepts full responsibility for the accuracy, integrity and objectivity of the financial information included in this report.

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


Jeffrey M. Wilkins
Chairman of the Board and
Chief Executive Officer


Julia A. Pollner
Senior Vice President and
Secretary, Treasurer

FORWARD LOOKING STATEMENTS; RISK FACTORS AFFECTING FUTURE RESULTS

         Statements contained in this Form 10-K or any other reports or documents prepared by the Company or made by management of the Company may be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause the Company's operating results to differ materially from those projected. Forward-looking statements include, by way of example and without limitation, statements concerning plans, objectives, goals, strategies, future events of performance and underlying assumptions and other statements, which are other than statements of historical facts, and information concerning future results of the operations of the Company. Forward-looking statements may be identified, preceded by, followed by or otherwise include, without limitation, words such as "believes," "expects," "anticipates," "intends," "estimates" or similar expressions. There can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. The following risk factors, among others, in some cases have affected and in the future could affect the Company's actual financial performance.

PRODUCT CONCENTRATION; DEMAND FOR PRODUCTS

         Revenues from CD-ROM manufacturing sales constituted substantially all of the Company's revenues for 2000. Although the Company is implementing a plan to increase revenues from its fulfillment packaging and distribution services, CD-ROM manufacturing sales are expected to continue to account for substantially all of the Company's revenues for the foreseeable future.

         The Company experienced a material decrease in revenues in its CD-ROM manufacturing sales in 2000. This decrease was the caused, in part, by a decline in the demand for the Company's CD-ROM products and services, which decline in demand was caused primarily by (i) the continuation of customers to increase their use of electronic methods to distribute information rather than CD-ROM, and (ii) the continuation of the maturity of the market for CD-ROM products. The Company anticipates that these factors will continue to impact the demand for the Company's CD-ROM products and services in 2001, which may cause a further decline in CD-ROM manufacturing sales in 2001. The continued decrease in demand for the Company's products and services would have a material adverse effect on the Company's operating results.

         Included in the Company's CD-ROM products and services are audio CDs for the radio syndication programming services market. Radio syndication sales significantly declined in 2000 and 1999 due to customers choosing to use CD-Recordable as a distribution method for smaller size orders, a trend that the Company believes will continue for the foreseeable future. Due to this change in the distribution method, along with the maturity of the radio syndication programming services market and the Company's existing share of sales in that market, the Company believes that revenues from radio syndication sales will continue to decline for the foreseeable future.

PRICING

         In 2000, the pricing for CD-ROM products and services continued to decline industry-wide due to excess manufacturing capacity, a trend the Company anticipates will continue into 2001. In prior years, market growth offset increased manufacturing capacity in the CD-ROM industry. However, this growth is not anticipated to continue due to the continued maturation of this market. In addition, the Company's pricing of its new products and services may not in all cases be competitive with the other providers in the marketplace, and some new products and services may not be profitable.

RISKS RELATED TO INTANGIBLE ASSETS

         A portion of the Company's consolidated total assets are represented by intangible assets. In the event of any sale or liquidation of the Company or a portion of its assets, there can be no assurance that the value of the Company's intangible assets will be realized. In addition, the Company periodically evaluates whether events or circumstances have occurred indicating that any portion of the remaining balance of the amount allocable to the Company's intangible assets may not be recoverable. When factors indicate that the amount allocable to the Company's intangible assets has been impaired, the Company would be required to write down the carrying value of such assets. In 2000, based on this evaluation, management determined that it was necessary to write down approximately $15.6 million of intangible assets associated with its Silicon Valley facility. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." Any future determination requiring the write down of a significant portion of unamortized intangible assets could have a material adverse effect on the Company's business, financial condition, and results of operations.

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



TECHNOLOGICAL CHANGE

         The market for information distribution services incorporating optical disc technology is based upon a sophisticated technology and is subject to rapid technological change. Current or new competitors may introduce new products, features or services that could adversely affect the Company's competitive position. Additionally, there can be no assurance that over time optical disc technology will not be replaced by another form of information storage and retrieval technology, such as electronic information services. The Company must continue to improve its products and related services and develop and successfully market new products and services in order to remain competitive. There can be no assurance that it will be able to do so.

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

        The Company utilizes term and revolving debt with variable interest rates of 75 to 150 basis points above LIBOR, and therefore affected by changes in market interest rates. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2001, although there can be no assurances that interest rates will not significantly change.

        The effect of foreign exchange rate fluctuations on the Company's statements of operations for the year's ended December 31, 2000 and 1999 were not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Metatec International, Inc.:

We have audited the accompanying consolidated balance sheets of Metatec International, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Metatec International, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/DELOITTE & TOUCHE LLP


DELOITTE & TOUCHE LLP
February 26, 2001, except for Note 5, as to which the date is April 2, 2001 Columbus, Ohio

METATEC INTERNATIONAL, INC.
- ---------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS                                               Years Ended December 31,
                                                                                    ------------------------
                                                                          2000                1999                1998
- -----------------------------------------------------------------    -------------       -------------       -------------

NET SALES                                                            $ 104,231,047       $ 120,281,047        $80,919,128

Cost of sales                                                           74,897,674          87,174,319         57,276,391
                                                                     -------------       -------------        -----------

Gross profit                                                            29,333,373          33,106,728         23,642,737

Selling, general and administrative expenses                            27,374,306          32,910,549         18,980,164
Impairment of goodwill and assets and other restructuring costs         16,112,287           1,050,722            825,975
                                                                     -------------       -------------        -----------

OPERATING EARNINGS (LOSS)                                              (14,153,220)           (854,543)         3,836,598

Other income and (expense):
       Investment income                                                    32,844              24,520             34,546
       Interest expense                                                 (4,242,242)         (3,336,267)        (1,186,375)
                                                                     -------------       -------------        -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                                    (18,362,618)         (4,166,290)         2,684,769

Income taxes (benefit)                                                    (830,000)         (1,320,000)         1,262,000
                                                                     -------------       -------------        -----------

NET  EARNINGS (LOSS)                                                 $ (17,532,618)      $  (2,846,290)       $ 1,422,769
                                                                     =============       =============        ===========

NET EARNINGS (LOSS)  PER COMMON SHARE:
  Basic and diluted                                                  $       (2.88)      $       (0.47)       $      0.23
                                                                     =============       =============        ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic                                                                  6,085,426           6,074,879          6,058,414
                                                                     =============       =============        ===========
  Diluted                                                                6,085,426           6,074,879          6,115,084
                                                                     =============       =============        ===========


See notes to consolidated financial statements.

METATEC INTERNATIONAL, INC.
- -----------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS                                                                    At December 31,
                                                                                    ------------------------------------
                                                                                         2000                   1999
- ---------------------------------------------------------------------------         -------------          -------------
ASSETS

Current assets:
   Cash and cash equivalents                                                        $   2,086,228          $   1,695,884
   Accounts receivable, net of allowance for doubtful
   accounts of $351,000 and $480,000                                                   15,146,714             20,628,847
   Inventory                                                                            2,970,219              3,671,639
   Prepaid expenses                                                                     1,054,362              1,050,898
   Prepaid income taxes                                                                         0                234,302
   Deferred income taxes                                                                  588,107              1,784,000
                                                                                    -------------          -------------
      Total current assets                                                             21,845,630             29,065,570

Property, plant and equipment - net                                                    50,455,317             63,748,238

Goodwill - net                                                                          4,631,036             18,380,164
Other Assets                                                                              296,890                213,781
Deferred income taxes                                                                     104,000                      0
                                                                                    -------------          -------------

TOTAL ASSETS                                                                        $  77,332,873          $ 111,407,753
                                                                                    =============          =============

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                 $   6,472,385          $  12,663,558
   Accrued Expenses:
      Royalties                                                                         3,712,796              1,749,508
      Personal Property Taxes                                                           1,270,425              1,241,638
      Payroll                                                                           1,193,054              1,384,775
      Other                                                                             1,209,600              1,927,464
   Unearned income                                                                        234,235                195,975
   Current maturities of  long-term real estate debt                                      170,087                152,528
   Current maturities of other long-term debt and capital lease obligations             6,978,028              6,847,322
                                                                                    -------------          -------------
      Total current liabilities                                                        21,240,610             26,162,768

Long-term Real Estate debt                                                             18,623,708             18,798,008
Other Long-term debt and capital lease obligations, less current maturities            16,769,506             26,703,860
Other long-term liabilities                                                               527,172                450,925
Deferred income taxes                                                                           0              1,430,000
                                                                                    -------------          -------------
  Total liabilities                                                                    57,160,996             73,545,561
                                                                                    -------------          -------------
Commitments and contingencies (Notes 6, and 7)

Shareholders' equity:
  Common stock,  no par value; authorized
    10,000,000 shares; issued 2000 -
    7,177,855 shares; 1999 - 7,157,355 shares                                          34,991,138             34,949,138
  Retained earnings (accumulated deficit)                                              (7,573,362)             9,959,256
  Accumulated other comprehensive loss                                                 (1,423,362)            (1,223,665)
  Treasury stock, at cost; 1,081,742 shares                                            (5,822,537)            (5,822,537)
                                                                                    -------------          -------------
    Total shareholders' equity                                                         20,171,877             37,862,192
                                                                                    -------------          -------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                            $  77,332,873          $ 111,407,753
                                                                                    =============          =============


See notes to consolidated financial statements.

METATEC INTERNATIONAL, INC.
- --------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                      Retained
                                                    Additional        Earnings/    Accumulated Other
                                      Common         Paid-in        (Accumulated     Comprehensive      Treasury
                                      Stock          Capital          Deficit)       Income (Loss)        Stock            Total
- ----------------------------      ------------     ------------     ------------     -------------    -------------    ------------

BALANCE AT DECEMBER 31, 1997      $    710,848     $ 34,102,325     $ 11,382,777     $          0     $ (5,001,897)    $ 41,194,053
Comprehensive Income:
  Net earnings                                                         1,422,769                                          1,422,769
  Foreign currency
  translation adjustments                                                                  32,963                            32,963
                                                                                                                       ------------
    Comprehensive income                                                                                                  1,455,732
Treasury shares acquired                                                                                  (820,640)        (820,640)
Stock options exercised                  4,500           66,252                                                              70,752
Tax benefit relating to
stock options                                            50,000                                                              50,000
                                  ------------     ------------     ------------     ------------     ------------     ------------
BALANCE AT DECEMBER 31, 1998           715,348       34,218,577       12,805,546           32,963       (5,822,537)      41,949,897
Comprehensive Loss:
  Net loss                                                            (2,846,290)                                        (2,846,290)
  Foreign currency
  translation adjustments                                                              (1,256,628)                       (1,256,628)
                                                                                                                       ------------
    Comprehensive loss                                                                                                   (4,102,918)
Stock options exercised                    388           10,825                                                              11,213
Tax benefit relating to
stock options                                             4,000                                                               4,000
Elimination of par value            34,233,402      (34,233,402)
                                  ------------     ------------     ------------     ------------     ------------     ------------
BALANCE AT DECEMBER 31, 1999        34,949,138                0        9,959,256       (1,223,665)      (5,822,537)      37,862,192
Comprehensive Loss:
  Net loss                                                           (17,532,618)                                       (17,532,618)
  Foreign currency
  translation adjustments                                                                (199,697)                         (199,697)
                                                                                                                       ------------
    Comprehensive loss                                                                                                  (17,732,314)
Stock options exercised                 32,000                                                                               32,000
Tax benefit relating to
stock options                           10,000                                                                               10,000
                                  ------------     ------------     ------------     ------------     ------------     ------------
BALANCE AT DECEMBER 31, 2000      $ 34,991,138     $          0     $ (7,573,361)    $ (1,423,362)    $ (5,822,537)    $ 20,171,878
                                  ============     ============     ============     ============     ============     ============


See notes to consolidated financial statements.

METATEC INTERNATIONAL, INC.
- -----------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS                                                         Years ended December 31,
                                                                                  -----------------------------------------------
                                                                                      2000              1999              1998
- ------------------------------------------------------------------------------    -------------     -------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net earnings (loss)                                                            $(17,532,618)     $ (2,846,290)     $  1,422,769
   Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
      Depreciation and amortization                                                 14,525,737        14,346,593         9,976,282
      Write-down of carrying value of capital assets and goodwill                   15,637,642                 0                 0
      Deferred income taxes (benefit)                                                 (326,071)       (1,691,000)          349,000
      Tax benefit from stock options exercised                                          10,000             4,000            50,000
      Net loss (gain) on sales of property, plant and equipment                       (139,879)          (62,094)           68,218
      Changes in assets and liabilities:
         Accounts receivable                                                         5,326,390           606,178        (3,494,680)
         Inventory                                                                     673,818          (535,012)          351,314
         Prepaid expenses and other assets                                             278,908           105,334        (1,256,023)
         Accounts payable and accrued expenses                                      (3,719,477)          708,606        11,792,093
         Unearned income                                                                48,933            57,617            82,662
                                                                                  ------------      ------------      ------------
            Net cash provided by operating activities                               14,783,383        10,693,932        19,341,635
                                                                                  ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Decrease in long-term note receivable                                                     0                 0           550,649
   Purchase of property, plant and equipment                                        (5,060,166)      (21,371,106)      (14,290,702)
   Proceeds from the sales of property, plant and equipment                            314,893           267,668            20,638
   Net cash used for acquisitions                                                            0          (314,212)      (41,635,504)
                                                                                  ------------      ------------      ------------
      Net cash used in investing activities                                         (4,745,273)      (21,417,650)      (55,354,919)
                                                                                  ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase in long-term debt and capital lease obligations                          4,139,597        33,595,339        46,332,261
   Payment of long-term debt and capital lease obligations                         (14,099,986)      (23,680,182)       (8,425,888)
   Stock options exercised                                                              32,000            11,213            70,752
   Treasury stock acquired                                                                   0                 0          (820,640)
                                                                                  ------------      ------------      ------------
      Net cash provided (used) by financing activities                              (9,928,389)        9,926,370        37,156,485
                                                                                  ------------      ------------      ------------

   Effect of exchange rate on cash                                                     280,623           (63,989)           32,963
                                                                                  ------------      ------------      ------------

Increase (decrease) in cash and cash equivalents                                       390,344          (861,337)        1,176,164
Cash and cash equivalents at beginning of year                                       1,695,884         2,557,221         1,381,057
                                                                                  ------------      ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                          $  2,086,228      $  1,695,884      $  2,557,221
                                                                                  ============      ============      ============

SUPPLEMENTAL  CASH  FLOW  DISCLOSURES:

   Interest paid                                                                  $  4,250,213      $  3,950,812      $    429,606
                                                                                  ============      ============      ============

   Income taxes paid (refunded)                                                   $   (837,228)     $     34,249      $  1,824,155
                                                                                  ============      ============      ============

   Assets purchased for the assumption of liabilities                             $    237,738      $  1,452,313      $  1,739,058
                                                                                  ============      ============      ============

   Acquisition of receivables and inventory for the assumption of liabilities     $          0      $          0      $    497,028
                                                                                  ============      ============      ============

   Assets sold for the assumption of receivable                                   $          0      $     41,993      $          0
                                                                                  ============      ============      ============


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The consolidated financial statements include the accounts of Metatec International, Inc., an Ohio corporation, and its wholly owned subsidiaries (the "Company" or "Metatec"). All significant intercompany accounts and transactions have been eliminated. Metatec's subsidiaries maintain separate financial statements.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Management believes those estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from these estimates.

Nature of Operations - The operations of the Company are in the information industry primarily providing optical disc manufacturing and distribution for specific customers, primarily in North America and Europe. The Company maintains three manufacturing, sales, distribution and development facilities with sales offices located in five different locations around the United States and Europe. The revenues from product sales are recognized at the time the products are shipped. For software development services, the Company recognizes profit using the percentage of completion method, measured by the percentage of the cost of services completed to date compared to total planned cost of services. Earned revenue is determined on the basis of the profit recognized plus the contract costs incurred during the period.

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

Interest is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In 1998, $74,242 of interest cost was capitalized. No interest was capitalized in 2000 or 1999.

Goodwill - Goodwill represents the excess of cost over net assets acquired and is being amortized using the straight-line method over estimated useful lives ranging from 10 to 15 years. Accumulated amortization was $5,810,929 and $3,549,801 at December 31, 2000 and 1999, respectively.

In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets," at each balance sheet date, a determination is made by management to ascertain whether goodwill and other long-lived assets have been impaired based on several criteria, including, but not limited to, revenue trends, undercounted operating cash flows and other operating factors. At the end of 2000, management determined that certain assets were impaired (See Note 3). No impairment was noted in other years presented.

Income Taxes - The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which uses the liability method to calculate deferred income taxes. This standard requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between the financial statement basis and income tax basis of assets and liabilities and net operating loss carry forwards to the extent realization is more likely than not.

Advertising - The Company expenses advertising costs as incurred. Advertising expense was $10,153, $8,711 and $15,508 for 2000, 1999 and 1998, respectively.

Net Earnings(Loss) Per Common Share - Basic net earnings (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is computed similarly but includes the dilutive effect of stock options. During 2000 and 1999, the effect of stock options was anti-dilutive.

Comprehensive Income - SFAS No. 130, "Reporting Comprehensive Income" requires the reporting and display of comprehensive income and its components for all years presented. The Company had other comprehensive losses related to foreign currency translation adjustments of $199,697 in 2000, and $1,256,628 for 1999.

Financial Instruments - The Company entered into a series of forward contracts (against the Dutch guilder and U.S. Dollar) to hedge the new receivable/payable position arising from an intercompany note between Metatec and its European subsidiary. The Company is not a party to leveraged derivatives and does not hold or issue financial instruments for speculative purposes. The purpose of the Company's hedging is to protect it from the risk that the eventual functional currency inflows resulting from the intercompany payments will be adversely affected by changes in exchange rates. The forward contracts have been designed to correspond with the repayment schedule contained within the intercompany note. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged.

Foreign Currency Translation - The assets and liabilities of the Company's subsidiaries outside the United States are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are recognized currently in net income and those resulting from translation of financial statements are recognized currently in comprehensive income.

Impact of New Accounting Standards -SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.


Reclassifications - Certain reclassifications have been made to the prior year financial statements to conform with the 2000 presentation.

2. BUSINESS COMBINATIONS

On July 2, 1999, the Company purchased the technology products and services business of a company called SilverSpan for a purchase price of $314,212, which included $64,212 in goodwill, plus an earnout to be paid over a 42-month period. Total amount of payments in 2000 $6,335 and none in 1999.

SilverSpan was a software products and technology services firm specializing in secure, managed delivery of software, digital documents and information products for business customers over the Internet, corporate Intranets, and Extranets. The Company acquired the SilverSpan business through a court-approved sale under the Chapter 11 proceedings of Megasoft, SilverSpan's parent company. The Company financed the purchase through funds borrowed under the Company's existing revolving loan facility. The impact of the purchase of SilverSpan was not material to the Company's 1999 results of operations.

During 1998, the Company purchased the CD-ROM services business assets of Imation Corporation ("Imation") for $39.8 million, excluding professional service fees, in a business combination accounted for under the purchase method. The assets acquired were recorded at their fair values and included goodwill of $18,025,184 which is being amortized over 15 years using the straight-line method (see Note 3).

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

The pro forma results of operations of the Company for 1998, assuming the Imation acquisition occurred at the beginning of the year, are as follows:


Net revenues                                                    $127,023,636
Net Income                                                         5,725,750
Basic net earnings per share                                            0.95
Diluted net earnings per share                                          0.94

3. IMPAIRMENT OF ASSETS AND RESTRUCTURING CHARGES

During the first quarter of 2000, the Company made a decision to reduce selling, general and administrative expenses by restructuring its support services through a workforce reduction in Dublin and in Silicon Valley facilities. At that time the Company incurred a restructuring charge of $430,561 primarily for severance and termination benefits. During the fourth quarter of 2000, the Company made a further workforce reduction at the Silicon Valley facility resulting in a restructuring charge of $44,084 primarily for severance and termination benefits. All of the severance and termination benefits were paid as of December 31, 2000.

At the end of 2000, a determination was made by management that goodwill and specific fixed assets associated with the Company's Milpitas, California ("Silicon Valley") operations, which were acquired from Imation Corporation ("Imation") in September 1998, were impaired. This decision was based upon an analysis of expected future cash flows and necessitated a writedown of these assets. Accordingly, a writedown of goodwill ($11,695,618) and fixed assets ($3,942,024) totaling $15,637,642, was realized using discounted future cash flow to estimate fair value.

During the fourth quarter of 1999, the Company made a decision to close its Menomonie, Wisconsin client services center. As a result of this action, the Company incurred restructuring charges of $488,255 primarily for severance and termination benefits, $198,622 of which had been paid as of December 31, 1999 and the balance of which was paid in 2000. In addition, the Company relocated its California facility from Fremont to Silicon Valley during 1999, causing the Company to incur restructuring charges of $562,467. These costs related primarily to estimated lease costs, net of estimated sub-lease rentals of $1,067,000, which will be incurred during the remainder of the Fremont lease term to 2003.

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

During the first quarter of 2001, the Company's board of directors approved a plan to restructure certain of the Company's operations. As part of the plan, the Company implemented a workforce reduction for its Dublin facility during the first quarter of 2001, and the Company expects to implement other portions of this plan during the remainder of 2001.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31:

                                           2000                   1999

Land                                  $   2,579,787         $   2,579,787
Buildings and improvements               29,839,604            29,659,406
Machinery and equipment                  51,583,135            52,279,812
Furniture and fixtures                    6,138,325             5,930,555
Computer equipment
  and related software                   11,455,271             5,930,555
Equipment installation
  and building in progress                2,860,754             2,918,746
                                      -------------         -------------
        Total                           104,456,876           103,492,414
Less accumulated
  depreciation  and impairment          (54,001,559)          (39,744,176)
                                      -------------         -------------
Net property, plant
  and equipment                       $  50,455,317         $  63,748,238
                                      =============         =============

5. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consisted of the following at December 31:

                                         2000                     1999

Term debt                            $ 14,958,000            $ 14,250,000
Revolving line of credit                7,500,000              17,950,000
Real estate financing                  18,793,796              18,950,535
Capital lease obligations               1,289,534               1,351,183
                                     ------------            ------------
Total                                  42,541,330              52,501,718
Less current maturities                (7,148,115)             (6,999,850)
                                     ------------            ------------
Long-term debt and capital
  lease obligations                  $ 35,393,215            $ 45,501,868
                                     ============            ============

The Huntington National Bank and Bank One, NA have provided a $37,000,000 term loan facility and a $13,000,000 revolving loan facility to the Company (the "Credit Facilities"). The term loan facility and a portion of the revolving loan facility were used to finance the Imation asset purchase. As of December 31, 2000, $14,958,000 and $7,500,000 was outstanding under the term loan facility and the revolving loan facility, respectively. The Company was not in compliance with certain of its financial and other covenants as of December 31, 2000, and the banks waived compliance with these covenants through December 31, 2000. The banks modified the financial covenants, and the Company anticipates being in compliance with the revised covenants through the remainder of 2001. If such modified financial covenants would have been in effect at December 31, 2000, the Company would have been in compliance with them as of that date.

On April 2, 2001, the banks and the Company amended certain terms and financial covenants of the Credit Facilities. The following is a summary of the terms of the amended Credit Facilities. As part of the amended Credit Facilities, the revolving loan and the term loan will mature on April 1, 2002. The revolving loan has been changed to an asset based lending arrangement wherein a $13,000,000 borrowing base will be limited by the amounts of any outstanding letters of credit and 80% of eligible domestic accounts receivable, 80% of eligible insured foreign accounts receivable, 30% of eligible domestic inventory, and 20% of domestic machinery and equipment at net book value, eligibility to be determined by the banks. The Credit Facilities are secured by a first lien on all non-real estate business assets of the Company and a pledge of the stock of the Company's subsidiaries. The Company is required to comply with certain financial and other covenants. In addition, effective March 31, 2001, interest will accrue at 2% in excess of the prime rate of the banks, and quarterly commitment fees are required to be paid. The Company expects that it will be able to negotiate a new borrowing facility prior to April 1, 2002, however, there can be no assurance that the Company will be able to do so.

The Company also has a $19,000,000 loan facility with a lender ($18,793,796 principal balance at December 31, 2000) which is payable in monthly principal and interest payments based upon a thirty year amortization schedule and bears interest at a fixed rate of 8.2%. This term loan facility was used to permanently finance the Company's Dublin, Ohio distribution center and to pay down other bank debt. The loan is structured such that the borrower is a Company-owned Holding company; the assets of which are not available to pay the creditors of any other person. The loan is secured by a first lien on all real property of the Company and letters of credit in favor of the lender in an aggregate amount of $1,650,000.

At December 31, 2000, the Company had a $400,000 and a $1,650,000 letter of credit outstanding which had not been drawn upon before year end.

The estimated fair value of the Company's long-term obligations approximated their carrying amount at December 31, 2000 and 1999, based on current market prices for the same or similar issues.

The terms of the Company's credit facilities prohibit it from paying cash dividends or making any other distributions of any kind to shareholders without the prior consents of the administrative agent of these credit facilities and the banks providing two-thirds of the funding for such facilities.

Total long-term debt maturities in 2001 to 2005, are $7,148,115, $15,901,135, $332,081, $352,243, $384,876 respectively, and $18,422,880 thereafter.

6. LEASES

At December 31, 2000, the Company leased $1,439,597 of office equipment and building improvements, with related accumulated depreciation of $235,805, under non-cancelable capital lease agreements expiring at various dates through 2009. Maintenance, insurance, and tax expenses are the responsibility of the Company under the agreements.

Operating lease expense was $2,229,479, $3,126,464 and $1,865,688 for 2000, 1999
and 1998, respectively.

The future annual minimum lease payments under all capital leases, together with the present value of the minimum lease payments, and the future minimum rental payments required under all operating leases that have initial or remaining lease terms in excess of one year are as follows:

Year ending December 31:          Capital Leases       Operating Leases
2001                               $   226,441            $ 2,091,845
2002                                   245,411              1,822,777
2003                                   230,931              1,737,490
2004                                   220,944              1,567,879
2005                                   220,944              1,389,069
Thereafter                             754,890              5,117,540
Total minimum lease                -----------            -----------
  payments                           1,899,561            $13,726,600
                                                          ===========
Less amount representing
  interest                            (610,027)
                                   -----------
Present value of net
  minimum payments                 $ 1,289,534
                                   ===========

7. COMMITMENTS AND CONTINGENCIES

Self-Insurance - The Company is self-insured with respect to medical and dental claims for United States employees. The Company has obtained stop-loss insurance for claims in excess of $100,000 per individual per year and $1,000,000 lifetime maximum per individual. The Company has recorded an estimated liability for self-insured claims incurred but not reported at December 31, 2000 and 1999 of $350,000 and $450,000, respectively. The Company is also self- insured with respect to short term disability claims.

8. INCOME TAXES

The components of income tax expense (benefit) were as follows:

                                         2000                1999                1998
Federal:
  Current                            $  (638,000)        $   132,000         $   600,000
  Deferred                                 9,000            (909,000)            272,000
                                     -----------         -----------         -----------
        Total Federal                   (629,000)           (777,000)            872,000
                                     -----------         -----------         -----------
State and Local:
    Current                               72,000             444,000             160,000

    Deferred                            (230,000)           (618,000)             77,000
                                     -----------         -----------         -----------
        Total State and Local           (158,000)           (174,000)            237,000
Foreign
     Current                             (21,000)           (205,000)            153,000
     Deferred                            (22,000)           (164,000)
                                     -----------         -----------         -----------
        Total Foreign                    (43,000)           (369,000)            153,000
                                     -----------         -----------         -----------
Total                                $  (830,000)        $(1,320,000)        $ 1,262,000
                                     ===========         ===========         ===========


Total loss before income tax benefit in 2000 was comprised of $167,475 in foreign losses and $18,195,139 in domestic losses. Total loss before income tax benefit in 1999 was comprised of $732,584 in foreign losses and $3,433,706 in domestic losses. Total earnings before income taxes in 1998 was comprised of $354,705 in foreign earnings and $2,330,064 in domestic earnings.

Significant differences between income tax benefit recorded for financial reporting purposes and income taxes (benefit) calculated using the Federal statutory rate of 34% are as follows:

                                                   2000                1999                1998

Tax expense (benefit) at statutory rate        $(6,244,000)        $(1,417,000)        $   913,000
State and local tax expense (benefit),
  net of federal benefit                          (104,000)           (114,000)            156,000
Non deductible goodwill                            161,000             156,000             156,000
Change in Valuation Reserve                      5,317,000
Other                                               40,000              55,000              37,000
                                               -----------         -----------         -----------
Total                                          $  (830,000)        $(1,320,000)        $ 1,262,000
                                               ===========         ===========         ===========


Deferred income taxes recorded in the consolidated balance sheets at December 31, 2000 and 1999 consisted of the following:

                                                  2000                 1999

Deferred tax assets:
State tax credit (expires 2005)               $   687,000         $   409,000
Allowance for doubtful accounts                   116,000             167,000
Net operating loss carryforwards                7,188,000           1,740,000
Valuation allowance                            (5,317,000)
Accrued medical insurance                         156,000             185,000
Foreign currency                                   94,000
Other                                             360,000             479,000
                                              -----------         -----------
        Total deferred tax assets               3,284,000           2,980,000
                                              -----------         -----------
Deferred tax liabilities:
Depreciation                                    2,047,000           2,114,000
Prepaid Expenses                                  177,000             234,000
Other                                             368,000             278,000
                                              -----------         -----------
        Total deferred tax liabilities          2,592,000           2,626,000
                                              -----------         -----------
Net deferred tax asset (liability)            $   692,000         $   354,000
                                              ===========         ===========

The Company has available net operating loss carry forwards for tax purposes of approximately $2,318,000 expiring through 2015. Included in this balance are foreign net operating loss carry forwards of approximately $675,000. The Company also has available certain net operating loss carry forwards for tax purposes of approximately $216,000 which expire in 2005 which may only be used to offset future taxable income of the Company.

A valuation allowance has been provided to offset a portion of the net deferred tax assets due to the uncertainty surrounding the realizability of such assets.

At December 31, 2000 there were no unremitted earnings of subsidiaries outside the United States, due to cumulative net losses in these subsidiaries. Accordingly, no deferred income taxes for additional United States federal income taxes from the distribution of foreign earnings is required.


9. BENEFIT PLANS

Substantially all U.S. associates are enrolled in a Company-sponsored defined contribution plan established under Section 401(k) of the Internal Revenue Code. The Company's contribution under the plan was approximately $641,900, $703,300 and $284,100 for 2000, 1999 and 1998, respectively. During 1998, the Company increased its contribution to 75% of the associate's contribution up to a maximum of 3.75% of the associate's annual compensation. The funds are invested in mutual funds.

The Company initiated a performance sharing plan (Open Book Management Plan) for employees during 1998. All employees are eligible for this plan after a six-month waiting period. Each employee is assigned points at the beginning of the year, and these points pay quarterly bonuses based on actual results as compared to planned results. No performance sharing was recorded or distributed for the year 2000. The Company recorded $427,028 in performance sharing bonuses earned for 1999, of which $357,674 was paid as of December 31, 1999. The Company recorded $1,106,756 in performance sharing bonuses earned for 1998, of which $438,293 was paid as of December 31, 1998.


10. STOCK OPTION PLANS

The Company has a 1999 Directors' Stock Option Plan (the "1999 Directors Plan") under which a maximum of 300,000 Common Shares may be issued. The 1999 Directors Plan replaced the Company's 1992 Directors' Stock Option Plan, and no additional options will be issued under the 1992 plan. The 1999 Directors Plan automatically grants 5,000 options to each non-employee director immediately following the Company's annual meeting of shareholders. These options are fully vested on the grant date. In addition, for each non-employee director, when they first become a director, the 1999 Directors Plan automatically grants 10,000 one-time options. These one-time options vest in equal installments over a four year period. As of December 31, 2000, there have been 60,000 options granted under the 1999 Directors Plan, none of which were forfeited, none of which were exercised, and all but 10,000 were exercisable. As of December 31, 2000, there have been 164,925 options granted under the 1992 Director's Stock Option Plan, 100,080 of which were forfeited, 22,345 of which were exercised and 37,500 of which are exercisable.

The option price of shares subject to an option for the directors stock option plans is the fair market value of the shares at the time the option is granted. No options issued are exercisable after five years from the date of grant.

The Company has a 1990 Stock Option Plan under which a maximum of 1,610,000 Common Shares may be issued. This Plan is available to all full time employees of the Company or its subsidiary corporations and, in the case of non-qualified options, directors of subsidiaries of the Company (other than directors of such subsidiaries who are also directors of the Company). As of December 31, 2000, there have been 2,532,350 options granted under this plan, 1,165,675 of which were forfeited, 291,950 of which were exercised and 607,219 of which are exercisable.

The Company's Compensation Committee has the authority to grant incentive options and non-qualified options. Only officers and other key employees of the Company or its subsidiary corporations are eligible for grants of incentive options.

At December 31, 2000, no incentive options had been granted. Both incentive and non-qualified options vest over a period of from one to four years from the date of grant, and are not exercisable after 10 years from the date of grant. The option price of both incentive options and non-qualified options is equal to the fair market value of the shares at the time the options are granted.


The following summarizes all stock option transactions from January 1, 1998 through December 31, 2000:

                                                              Per Share        Weighted Average
                                            Shares           Option Price       Exercise Price

Outstanding at December 31, 1997            903,155         $1.50 to $12.88          $5.70
Granted                                     412,200         $3.88 to $6.13           $4.96
Exercised                                   (45,000)        $1.50 to $1.75           $1.57
Terminated                                 (208,280)        $4.25 to $12.88          $5.77
                                          ---------
Outstanding at December 31, 1998          1,062,075         $1.50 to $12.88          $5.58

Granted                                     299,500         $3.00 to $6.63           $5.02
Exercised                                    (3,875)        $1.50 to $4.38           $2.89
Terminated                                  (84,875)        $4.38 to $11.50          $8.82
                                          ---------
Outstanding at December 31, 1999          1,272,825         $1.50 to $12.88          $5.24
Granted                                     305,300         $1.03 to $3.19           $2.58
Exercised                                   (20,500)        $1.50 to $1.75           $1.56
Terminated                                 (380,400)        $3.00 to $6.00           $4.99
                                          ---------
 Outstanding at December 31, 2000         1,177,225         $1.03 to $12.88          $4.67
                                          =========


The following presents information for common shares exercisable as of December 31:

                                         2000           1999           1998

Weighted Average Exercise Price        $  5.52        $  5.56        $   6.35
                                       =======        =======        ========
Common Shares Exercisable              694,719        660,500         510,800
                                       =======        =======        ========

The following table summarizes information about options outstanding at December 31, 2000:

                Options Outstanding                                     Options Exercisable

                                    Weighted-Average
   Range of                             Remaining         Weighted-Average                Weighted-Average
Exercise Prices        Number       Contractual Life       Exercise Price       Number     Exercise Price

$1.03                    5,000           10.0                  $ 1.03                 0        $ 0.00
$2.50 - $3.19          310,300            8.8                  $ 2.62            27,500        $ 2.74
$3.88 - $5.31          481,025            3.2                  $ 4.69           291,319        $ 4.68
$5.87 - $6.63          370,000            6.7                  $ 6.17           365,000        $ 6.18
$11.50 - $12.88         10,900            0.6                  $12.77            10,900        $12.77
                     ---------                                                  ------
                     1,177,225                                 $ 4.67           694,719        $ 5.52
                     =========                                                  =======

The weighted average fair value of options granted during 2000, 1999 and 1998 were $2.58, $5.02 and $4.96, respectively.

At December 31, 2000 options for 240,000 and 243,325 common shares (total of 483,325) were reserved for future grant under the 1999 Directors Plan and the 1990 Stock Option Plan, respectively.

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net earnings (loss) and net earnings (loss) per common share, net of related income tax benefits, would have resulted in the amounts as reported below. In determining the estimated fair value of each option granted on the date of grant, the Company uses the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 2000, 1999 and 1998, respectively: dividend yield of 0%; expected volatility of 83.16%, 62% and 61%; risk-free interest rates based on the constant maturity rates for Treasuries that mature in accordance with the vesting period of the options granted.


                                     2000              1999             1998

Net earnings (loss) -
  As reported                   $(17,532,618)      $(2,846,290)      $1,422,769
  Pro forma                     $(17,665,757)      $(3,116,219)      $  810,441

Earnings per share -
  As reported
       Basic and diluted        $      (2.88)      $     (0.47)      $     0.23

  Pro forma -
       Basic and diluted        $      (2.90)      $     (0.51)      $     0.13


The pro forma amounts are not representative of the effects on reported net earnings or earnings per common share for future years.

11. FINANCIAL INSTRUMENTS

Off balance sheet derivative financial instruments at December 31, 2000, include a foreign currency forward contract.

The Company entered into a series of forward contracts (against the Dutch guilder and U.S. Dollar) to hedge the new receivable/payable position arising from an intercompany note between Metatec and its European subsidiary. The Company is not a party to leveraged derivatives and does not hold or issue financial instruments for speculative purposes. The purpose of the Company's hedging is to protect it from the risk that the eventual functional currency inflows resulting from the intercompany payments will be adversely affected by changes in exchange rates. The forward contracts have been designed to correspond with the repayment schedule contained within the intercompany note. The last payment on the note will be made on 12/31/2003. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged.

Foreign currency forward contracts had contract values, and fair values of $5,447,711 and $4,706,028, respectively, at December 31, 2000.

12. SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

"Disclosures About Segments of an Enterprise and Related Information" ("SFAS
131) established revised standards for public companies relating to the reporting of financial information about operating segments. In accordance with SFAS No. 131, the Company has determined that it has one reportable segment. However, the Company does operate in two primary geographic areas and two classes of products.

Revenues are attributed to specific geographical areas based on origin of order generation. Geographic information for the years ended December 31 are as follows:

2000                          U.S.              EUROPE
- ----                          ----              ------
Sales                    $ 92,856,252        $ 11,374,795
Long-lived assets        $ 50,835,750        $  4,547,493


1999
- ----
Sales                    $107,644,368        $ 12,636,679
Long-lived assets        $ 76,267,397        $  6,074,786


1998
- ----
Sales                    $ 76,630,600        $  4,288,528
Long-lived assets        $ 69,634,124        $  6,646,296

Revenues attributed to product types are distinguished as CD-ROM sales and other sales. Segment information for the years ended December 31 are as follows:

2000                 CD-ROM              OTHER PRODUCTS
- ----                 ------              --------------
Sales             $ 97,790,000            $  6,441,000

1999
- ----
Sales             $112,749,000            $  7,532,000

1998
- ----
Sales             $ 73,854,000            $  7,065,000

No customer accounted for greater than 10% of net sales for any of the three years in the period ended December 31, 2000.


13. CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarter Ended                     March 31             June 30           September 30         December 31

2000
Net Sales                      $ 27,637,107         $ 26,178,157         $ 26,351,076         $ 24,064,708
Gross Profit                      8,158,795            7,318,880            6,908,390            6,947,308
Net Earnings (loss)                (168,239)              70,200             (886,626)         (16,547,953)
Net Earnings (loss) per
  common share:
    Basic and diluted          ($      0.03)        $       0.01         ($      0.15)        ($      2.71)


1999
Net Sales                      $ 31,067,983         $ 29,488,771         $ 28,152,547         $ 31,571,746
Gross Profit                     10,067,663            7,556,234            6,849,548            8,633,283
Net Earnings                        857,790             (556,620)          (1,628,777)          (1,518,683)
Net Earnings per
  common share:
    Basic  and diluted         $       0.14         ($      0.09)        ($      0.27)        ($      0.25)

The quarter ended March 31, 2000, included $430,561 of restructuring charges. The quarter ended December 31, 2000 included a $15,681,726 charge of which $15,637,642 represents the write down of goodwill and assets associated with the Imation purchase of Silicon Valley assets.

The quarter ended December 31, 1999, included an approximate $650,000 reduction of expenses for prior quarters of 1999 due to a change in estimate related to manufacturing royalties. The quarter also included $1,050,722 of restructuring charges.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         Information required under this Item with respect to directors will be contained in the Company's proxy statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2000, and is hereby incorporated herein by reference. Information regarding the executive officers of the Company may be found under the caption "Executive Officers of the Company" in Part I and is also incorporated by reference into this Item 10.


ITEM 11. EXECUTIVE COMPENSATION

         Information required under this Item will be contained in the Company's proxy statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2000, and is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required under this Item will be contained in the Company's proxy statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2000, and is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under this Item will be contained in the Company's proxy statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2000, and is hereby incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)   FINANCIAL STATEMENTS

                  The following financial statements of the Company are included in Item 8:

                  Consolidated Balance Sheets as of December 31, 2000 and 1999

                  Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998

                  Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2000, 1999 and 1998

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

                  Notes to Consolidated Financial Statements

                  Independent Auditors' Report

         (a)(2)   FINANCIAL STATEMENT SCHEDULES

                  The following independent auditors' report and financial statement schedule for the years ended December 31, 2000, 1999 and 1998 are included in this report following the signatures and should be read in conjunction with the Consolidated Financial Statements included in Item 8:

                  Independent Auditors' Report on Financial Statement Schedule

                  Schedule II - Consolidated Valuation and Qualifying Accounts and Reserves

                  All other financial statement schedules have been omitted because they are not applicable or the required information is included in the Company's consolidated financial statements or notes thereto.

         (a)(3)   LISTING OF EXHIBITS

                                                           If Incorporated by Reference,
Exhibit                                                    Document with which Exhibit was
  No.          Description of Exhibit                      Previously Filed with SEC
- -------        ----------------------                      -------------------------


3(a)           Amended and Restated                        Registration Statement on Form S-8, File
               Articles of Incorporation                   No. 333-03125 (see Exhibit 4(a) therein).
               of Metatec International, Inc.

3(b)           Code of Regulations                         Registration Statement on Form S-8, File
               of Metatec International, Inc.              No. 333-03125 (see Exhibit 4(b) therein).

4              Form of Share Certificate                   Registration Statement on Form S-8, File
                                                           No. 333-03125 (see Exhibit 4(c) therein).

10(a)*         Amended and Restated Employment             Annual Report on Form 10-K for the fiscal
               Agreement dated March 23, 1993,             year ended December 31, 1992 (See Exhibit
               between Metatec International, Inc.         10(h) therein).
               and Jeffrey M. Wilkins

10(b)*         First Amendment to Amended and              Annual Report on Form 10-K for the fiscal
               Restated Employment Agreement dated         year ended December 31, 1995 (See Exhibit
               March 21, 1996, between Metatec             10(c) therein).
               International, Inc. and Jeffrey M.
               Wilkins

10(c)*         Second Amendment to Amended and             Annual Report on Form 10-K for the fiscal
               Restated Employment Agreement dated         year ended December 31, 1998 (see Exhibit
               February 17, 1998, between Metatec          10(d) therein).
               International, Inc. and Jeffrey M.
               Wilkins

10(d)*         Metatec International, Inc. 1990 Stock      Annual Report on Form 10-K for the fiscal
               Option Plan                                 year ended December 31, 1991 (see Exhibit
                                                           10(k) therein).

10(e)*         Amendment No. 1 to Metatec                  Registration Statement on Form S-8, File
               International, Inc. 1990 Stock Option       No. 33-48022 (see Exhibit 4(d) therein).
               Plan

10(f)*         Amendment No. 2 to Metatec                  Annual Report on Form 10-K for the fiscal
               International, Inc. 1990 Stock Option       year ended December 31, 1992 (see Exhibit
               Plan                                        10(k) therein).

10(g)*         Amendment No. 3 to Metatec                  Annual Report on Form 10-K for the fiscal
               International, Inc. 1990 Stock Option       year ended December 31, 1993 (see Exhibit
               Plan                                        10(g) therein).

10(h)*         Amendment No. 4 to Metatec                  Annual Report on Form 10-K for the fiscal
               International, Inc. 1990 Stock Option       year ended December 31, 1995 (See Exhibit
               Plan                                        10(h) therein).

10(i)*         Amendment No. 5 to Metatec                  Annual Report on Form 10-K for the fiscal
               International, Inc.1990 Stock Option        year ended December 31, 1997 (See Exhibit
               Plan                                        10(I) therein).

10(j)*         Amendment No. 6 to Metatec                  Registration Statement on Form S-8, File
               International, Inc. 1990 Stock Option       No. 333-03125 (see Exhibit 4(i) therein).
               Plan

10(k)*         Metatec International, Inc. 1992            Registration Statement on Form S-8, File
               Directors' Stock Option Plan                No. 33-52700 (see Exhibit 4(c) therein).

10(l)*         Amendment No. 1 to Metatec                  Annual Report on Form 10-K for the fiscal
               International, Inc. 1992 Directors'         year ended December 31, 1993 (see Exhibit
               Stock Option Plan                           10(i) therein).

10(m)*         Amendment No. 2 to Metatec                  Annual Report on Form 10-K for the fiscal
               International, Inc. 1992 Directors'         year ended December 31, 1995 (see Exhibit
               Stock Option Plan                           10(k) therein).

10(n)*         Amendment No. 3 to Metatec                  Annual Report on Form 10-K for the fiscal
               International, Inc. 1992 Directors'         year ended December 31, 1995 (see Exhibit
               Stock Option Plan                           10(i) therein).

10(o)*         Amendment No. 4 to Metatec                  Annual Report on Form 10-K for the fiscal
               International, Inc. 1992 Directors'         year ended December 31, 1996 (see Exhibit
               Stock Option Plan                           10(m) therein).

10(p)          Amendment No. 5 to Metatec                  Registration Statement on Form S-8, File
               International, Inc. 1992 Directors'         No. 333-31027 (see Exhibit 4 therein).
               Stock Option Plan

10(q)*         Metatec International, Inc. 1999            Registration Statement on Form S-8, File
               Directors Stock Option Plan                 No. 333-10442 (see Exhibit 4(d) therein).

10(r)*         Metatec International, Inc. Open Book       Annual Report on Form 10-K for the
               Management Plan                             fiscal year ended December 31, 1998 (see
                                                           Exhibit 10(p) therein).

10(s)*         Metatec International, Inc. Directors       Annual Report on Form 10-K for the fiscal
               Deferred Compensation Plan                  year ended December 31, 1997 (see Exhibit
                                                           10(p) therein).


10(t)          Form of Indemnification Agreement           Annual Report on Form 10-K for the fiscal
               between Metatec International, Inc.         year ended December 31, 1999 (see Exhibit
               and each of its officers and directors      10(t) therein).

10(u)          Patent License Agreement for Disc           Amendment No. 1 to Registration
               Products dated July 1, 1986, between        Statement on Form S-1, File No. 33-60878
               Metatec/Discovery Systems, Inc. and         (see Exhibit 10(t) therein).
               Discovision Associates

10(v)          CD Disc License Agreement dated             Amendment No. 1 to Registration
               January 1, 1986, between U.S.               Statement on Form S-1, File No. 33-60878
               Philips Corporation and                     (see Exhibit 10(u) therein).
               Metatec/Discovery Systems, Inc.

10(w)          Optical Disc Corporation NPR                Amendment No. 1 to Registration
               Technology License Agreement between        Statement on Form S-1, File No. 33-60878
               Optical Disc Corp-oration and               (see Exhibit 10(v) therein).
               Metatec/Discovery Systems effective
               March 2, 1992

10(x)          Loan Agreement dated September 11,          Current Report on Form 8-K dated
               1998, among Metatec International,          September 11, 1998 (See Exhibit 10(a)
               Inc., Bank One, NA, The Huntington          therein).
               National Bank, other financial
               institutions from time to time a party
               thereto, as banks, and The Huntington
               National Bank, as administrative agent
               for the banks.

10(y)          $19.0 million Promissory Note and           Annual Report on Form 10-K for the fiscal
               Mortgage, Assignment of Rents and           year ended December 31, 1999 (see Exhibit
               Security Agreement, each dated July         10(y) therein).
               28, 1999, between META Holdings, LLC
               and Huntington Capital Corp.

               Employment Agreement dated November
10(z)          22, 2000, between Metatec                   Contained herein.
               International, Inc. and Christopher A.
               Munro

               Restricted Share Agreement effective
10(aa)         January 2, 2001, between Metatec            Contained herein.
               International, Inc. and Christopher A.
               Munro

21             Subsidiaries of Metatec International,      Contained herein.
               Inc.

23             Consent of Deloitte & Touche LLP            Contained herein.

24(a)          Power of Attorney for Peter J. Kight        Annual Report on Form 10-K for the fiscal
                                                           year ended December 31, 1994 (see Exhibit
                                                           24 therein).

24(b)          Powers of Attorney for Jerry D. Miller      Annual Report on Form 10-K for the fiscal
                                                           year ended December 31, 1993 (see Exhibit
                                                           24 therein).

24(c)          Power of Attorney for James V. Pickett      Annual Report on Form 10-K for the fiscal
                                                           year ended December 31, 1995 (see Exhibit
                                                           24(c) therein).

24(d)          Power of Attorney for Joseph F.             Annual Report on Form 10-K for the fiscal
               Keeler, Jr.                                 year ended December 31, 1997 (see Exhibit
                                                           24(d) therein).

24(e)          Powers of Attorney for David P. Lauer       Contained herein.
               and Daniel D. Viren


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

                                METATEC INTERNATIONAL, INC.

Date:  April 2, 2001            By /s/ Jeffrey M. Wilkins
                                  ---------------------------------------------
                                   Jeffrey M. Wilkins, Chairman of the Board
                                         President, and Chief Executive Officer

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

             Signature                                           Title                                Date
             ---------                                           -----                                ----

/s/ Jeffrey M. Wilkins                               Chairman of the Board,                      April 2, 2001
- --------------------------------------               Chief Executive Officer
Jeffrey M. Wilkins                                   (principal executive
                                                     officer) and Director

/s/ Julia A. Pollner                                 Senior Vice President, Finance              April 2, 2001
- ------------------------------------                 (principal financial officer
Julia A. Pollner                                     and principal accounting officer)

Peter J. Kight*                                      Director                                    April 2, 2001
- --------------------------------------
Peter J. Kight

Jerry D. Miller*                                     Director                                    April 2, 2001
- --------------------------------------
Jerry D. Miller

David P. Lauer*                                      Director                                    April 2, 2001
- ---------------------------------
David P. Lauer

James V. Pickett*                                    Director                                    April 2, 2001
- --------------------------------
James V. Pickett

Joseph F. Keeler, Jr.*                               Director                                    April 2, 2001
- ---------------------------------
Joseph F. Keeler, Jr.

Daniel D. Viren*                                     Director                                    April 2, 2001
- ---------------------------
Daniel D. Viren



         *Jeffrey M. Wilkins, by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.


By /s/ Jeffrey M. Wilkins                            April 2, 2001
   -----------------------------------------
       Jeffrey M. Wilkins, Attorney In Fact

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Metatec International, Inc.:

We have audited the consolidated financial statements of Metatec International, Inc. and subsidiaries as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 26, 2001 (April 2, 2001 as to the waiver and amendment of certain covenants in Note 5 to the consolidated financial statements); such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Metatec International, Inc. and subsidiaries listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
February 26, 2001 (April 2, 2001 as to the waiver and amendment of certain covenants in Note 5 to the consolidated financial statements)
Columbus, Ohio

METATEC INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE II CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


              Column A                       Column B                 Column C                   Column D              Column E
                                                             ---------------------------
                                            Balance at       Charged to       Charged to                                Balance
                                           Beginning of      Costs and          Other                                   At End
             Description                       Year           Expenses         Accounts        Deductions(A)            Of Year

2000
ALLOWANCE FOR DOUBTFUL ACCOUNTS
RECEIVABLE                                   $480,000         $375,000                           $504,000              $351,000
                                             ========         ========                           ========              ========
1999
ALLOWANCE FOR DOUBTFUL ACCOUNTS
RECEIVABLE                                   $490,000         $403,000                           $413,000              $480,000
                                             ========         ========                           ========              ========
1998
ALLOWANCE FOR DOUBTFUL ACCOUNTS
RECEIVABLE                                   $301,000         $260,000                           $ 71,000              $490,000
                                             ========         ========                           ========              ========

(A) Amount represents uncollectible accounts written off.

                                  EXHIBIT INDEX

                                                                If Incorporated by Reference,
Exhibit                                                         Document with which Exhibit was
  No.               Description of Exhibit                      Previously Filed with SEC
- -------             ----------------------                      -------------------------


3(a)                Amended and Restated                        Registration Statement on Form S-8, File
                    Articles of Incorporation                   No. 333-03125 (see Exhibit 4(a) therein).
                    of Metatec International, Inc.

3(b)                Code of Regulations                         Registration Statement on Form S-8, File
                    of Metatec International, Inc.              No. 333-03125 (see Exhibit 4(b) therein).

4                   Form of Share Certificate                   Registration Statement on Form S-8, File
                                                                No. 333-03125 (see Exhibit 4(c) therein).

10(a)               Amended and Restated Employment             Annual Report on Form 10-K for the fiscal
                    Agreement dated March 23, 1993,             year ended December 31, 1992 (See Exhibit
                    between Metatec International, Inc.         10(h) therein).
                    and Jeffrey M. Wilkins

10(b)               First Amendment to Amended and              Annual Report on Form 10-K for the fiscal
                    Restated Employment Agreement dated         year ended December 31, 1995 (See Exhibit
                    March 21, 1996, between Metatec             10(c) therein).
                    International, Inc. and Jeffrey M.
                    Wilkins

10(c)               Second Amendment to Amended and             Annual Report on Form 10-K for the fiscal
                    Restated Employment Agreement dated         year ended December 31, 1998 (see Exhibit
                    February 17, 1998, between Metatec          10(d) therein).
                    International, Inc. and Jeffrey M.
                    Wilkins

10(d)               Metatec International, Inc. 1990 Stock      Annual Report on Form 10-K for the fiscal
                    Option Plan                                 year ended December 31, 1991 (see Exhibit
                                                                10(k) therein).

10(e)               Amendment No. 1 to Metatec                  Registration Statement on Form S-8, File
                    International, Inc. 1990 Stock Option       No. 33-48022 (see Exhibit 4(d) therein).
                    Plan

10(f)               Amendment No. 2 to Metatec                  Annual Report on Form 10-K for the fiscal
                    International, Inc. 1990 Stock Option       year ended December 31, 1992 (see Exhibit
                    Plan                                        10(k) therein).

10(g)               Amendment No. 3 to Metatec                  Annual Report on Form 10-K for the fiscal
                    International, Inc. 1990 Stock Option       year ended December 31, 1993 (see Exhibit
                    Plan                                        10(g) therein).

10(h)               Amendment No. 4 to Metatec                  Annual Report on Form 10-K for the fiscal
                    International, Inc. 1990 Stock Option       year ended December 31, 1995 (See Exhibit
                    Plan                                        10(h) therein).

10(i)               Amendment No. 5 to Metatec                  Annual Report on Form 10-K for the fiscal
                    International, Inc.1990 Stock Option        year ended December 31, 1997 (See Exhibit
                    Plan                                        10(I) therein).

10(j)               Amendment No. 6 to Metatec                  Registration Statement on Form S-8, File
                    International, Inc. 1990 Stock Option       No. 333-03125 (see Exhibit 4(i) therein).
                    Plan

10(k)               Metatec International, Inc. 1992            Registration Statement on Form S-8, File
                    Directors' Stock Option Plan                No. 33-52700 (see Exhibit 4(c) therein).

10(l)               Amendment No. 1 to Metatec                  Annual Report on Form 10-K for the fiscal
                    International, Inc. 1992 Directors'         year ended December 31, 1993 (see Exhibit
                    Stock Option Plan                           10(i) therein).

10(m)               Amendment No. 2 to Metatec                  Annual Report on Form 10-K for the fiscal
                    International, Inc. 1992 Directors'         year ended December 31, 1995 (see Exhibit
                    Stock Option Plan                           10(k) therein).

10(n)               Amendment No. 3 to Metatec                  Annual Report on Form 10-K for the fiscal
                    International, Inc. 1992 Directors'         year ended December 31, 1995 (see Exhibit
                    Stock Option Plan                           10(i) therein).

10(o)               Amendment No. 4 to Metatec                  Annual Report on Form 10-K for the fiscal
                    International, Inc. 1992 Directors'         year ended December 31, 1996 (see Exhibit
                    Stock Option Plan                           10(m) therein).

10(p)               Amendment No. 5 to Metatec                  Registration Statement on Form S-8, File
                    International, Inc. 1992 Directors'         No. 333-31027 (see Exhibit 4 therein).
                    Stock Option Plan

10(q)               Metatec International, Inc. 1999            Registration Statement on Form S-8, File
                    Directors Stock Option Plan                 No. 333-10442 (see Exhibit 4(d) therein).

10(r)               Metatec International, Inc. Open Book       Annual Report on Form 10-K for the
                    Management Plan                             fiscal year ended December 31, 1998 (see
                                                                Exhibit 10(p) therein).


10(s)               Metatec International, Inc. Directors       Annual Report on Form 10-K for the fiscal
                    Deferred Compensation Plan                  year ended December 31, 1997 (see Exhibit
                                                                10(p) therein).


10(t)               Form of Indemnification Agreement           Annual Report on Form 10-K for the fiscal
                    between Metatec International, Inc.         year ended December 31,1999 (see Exhibit
                    and each of its officers and directors      10(t) therein).

10(u)               Patent License Agreement for Disc           Amendment No. 1 to Registration
                    Products dated July 1, 1986, between        Statement on Form S-1, File No. 33-60878
                    Metatec/Discovery Systems, Inc. and         (see Exhibit 10(t) therein).
                    Discovision Associates

10(v)               CD Disc License Agreement dated             Amendment No. 1 to Registration
                    January 1, 1986,     between U.S.           Statement on Form S-1, File No. 33-60878
                    Philips Corporation and                     (see Exhibit 10(u) therein).
                    Metatec/Discovery Systems, Inc.

10(w)               Optical Disc Corporation NPR                Amendment No. 1 to Registration
                    Technology License Agreement between        Statement on Form S-1, File No. 33-60878
                    Optical Disc Corp-oration and               (see Exhibit 10(v) therein).
                    Metatec/Discovery Systems effective
                    March 2, 1992

10(x)               Loan Agreement dated September 11,          Current Report on Form 8-K dated
                    1998, among Metatec International,          September 11, 1998 (See Exhibit 10(a)
                    Inc., Bank One, NA, The Huntington          therein).
                    National Bank, other financial
                    institutions from time to time a party
                    thereto, as banks, and The Huntington
                    National Bank, as administrative agent
                    for the banks.


10(y)               $19.0 million Promissory Note and           Annual Report on Form 10-K for the fiscal
                    Mortgage, Assignment of Rents and           year ended December 31, 1999 (see Exhibit
                    Security Agreement, each dated July         10(y) therein).
                    28, 1999, between META Holdings, LLC
                    and Huntington Capital Corp.

                    Employment Agreement dated November
10(z)               22, 2000, between Metatec                   Contained herein.
                    International, Inc. and Christopher A.
                    Munro

                    Restricted Share Agreement effective
10(aa)              January 2, 2001, between Metatec            Contained herein.
                    International, Inc. and Christopher A.
                    Munro

21                  Subsidiaries of Metatec International,      Contained herein.
                    Inc.

23                  Consent of Deloitte & Touche LLP            Contained herein.

24(a)               Power of Attorney for Peter J. Kight        Annual Report on Form 10-K for the fiscal
                                                                year ended December 31, 1994 (see Exhibit
                                                                24 therein).

24(b)               Powers of Attorney for Jerry D. Miller      Annual Report on Form 10-K for the fiscal
                                                                year ended December 31, 1993 (see Exhibit
                                                                24 therein).

24(c)               Power of Attorney for James V. Pickett      Annual Report on Form 10-K for the fiscal
                                                                year ended December 31, 1995 (see Exhibit
                                                                24(c) therein).

24(d)               Power of Attorney for Joseph F.             Annual Report on Form 10-K for the fiscal
                    Keeler, Jr.                                 year ended December 31, 1997 (see Exhibit
                                                                24(d) therein).

24(e)               Powers of Attorney for David P. Lauer       Contained herein.
                    and Daniel D. Viren