Form 10-Q
period 2001-03-31
METATEC INTERNATIONAL INC
filed 2001-04-30
CIK 203200

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

         ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                           Commission File No. 0-9220

                           METATEC INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

               OHIO                                 31-1647405
      (State of Incorporation)            (IRS Employer Identification No.)

              7001 Metatec Boulevard
                    Dublin, Ohio                              43017
       (Address of principal executive offices)             (Zip code)

Registrant's telephone number, including area code: (614) 761-2000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---
Number of Common Shares outstanding as of April 30, 2001: 6,136,113

                           METATEC INTERNATIONAL, INC.

                                        INDEX                               PAGE
                                        -----                               ----
Part I : Financial Information
     Item 1 - Financial Statements

              Condensed Consolidated Balance Sheets as of March 31,
              2001 (unaudited) and December 31, 2000                        3

              Condensed Consolidated Statements of Operations
              for the three months ended March 31, 2001
              and 2000 (unaudited)                                          4

              Condensed Consolidated Statement of Shareholders'
              Equity for the three months ended
              March 31, 2001 (unaudited)                                    5

              Condensed Consolidated Statements of Cash Flows
              for the three months ended March 31,
              2001 and 2000 (unaudited)                                     6

              Notes to Condensed Consolidated Financial
              Statements (unaudited)                                        7

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 7-9

     Item 3 - Quantitative and Qualitative Disclosures about
              Market Risk                                                   10

Part II: Other Information
              Items 1-6                                                     11
              Signatures                                                    11

                         PART I - FINANCIAL INFORMATION

ITEM I.  CONDENSED FINANCIAL STATEMENTS

METATEC INTERNATIONAL, INC.
-------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS (UNAUDITED)                                           At March 31,     At December 31,
                                                                                -----------------  ----------------
                                                                                      2001              2000
------------------------------------------------------------------------------  -----------------  ----------------

ASSETS
Current assets:
   Cash and cash equivalents                                                         $ 4,846,498        $ 2,086,228
   Accounts receivable, net of allowance for doubtful
     accounts of $279,000 and $351,000                                                12,598,567         15,146,714
   Inventory                                                                           2,918,302          2,970,219
   Prepaid expenses                                                                    1,454,835          1,054,362
   Deferred income taxes                                                                 588,107            588,107
                                                                                     -----------         ----------
      Total current assets                                                            22,406,309         21,845,630

Property, plant and equipment - net                                                   48,197,691         50,455,317

Goodwill - net                                                                         4,288,978          4,631,036
Other assets                                                                             281,417            296,890
Deferred income taxes                                                                    104,000            104,000
                                                                                      -----------       -----------

TOTAL ASSETS                                                                          $75,278,395       $77,332,873
                                                                                      ===========       ===========

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                  $ 4,740,556        $ 6,472,385
   Accrued expenses:
     Royalties                                                                         4,130,077          3,712,796
     Personal property taxes                                                           1,609,115          1,270,425
     Payroll                                                                             586,340          1,193,054
     Other                                                                             1,638,308          1,209,600
   Unearned income                                                                       178,660            234,235
   Current maturities of long-term real estate debt                                      173,598            170,087
   Current maturities of other long-term debt and
     capital lease obligations                                                        15,928,028          6,978,028
                                                                                     -----------        -----------
      Total current liabilities                                                       28,984,682         21,240,610

Long-term real estate debt                                                            18,579,249         18,623,708
Other long-term debt and capital lease obligations,
  less current maturities                                                              9,243,846         16,769,506
Other long-term liabilities                                                              567,381            527,172
                                                                                     -----------        -----------
  Total liabilities                                                                   57,375,158         57,160,996
                                                                                     -----------        -----------

Shareholders' equity:
  Common stock - no par value; authorized 10,000,000 shares;
    issued 2001 - 7,217,855, 2000 - 7,177,855 shares                                  35,031,138         34,991,138
  Accumulated deficit                                                                 (9,499,962)        (7,573,362)
  Accumulated other comprehensive loss                                                (1,770,402)        (1,423,362)
  Treasury stock, at cost; 1,081,742 shares                                           (5,822,537)        (5,822,537)
  Unamortized restricted stock                                                           (35,000)                --
                                                                                     -----------        -----------
    Total shareholders' equity                                                        17,903,237         20,171,877
                                                                                     -----------        -----------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                             $75,278,395        $77,332,873
                                                                                     ===========        ===========

See notes to consolidated financial statements.

METATEC INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                     Three Months Ended March 31,
                                                                                 -------------------------------------
                                                                                        2001                  2000
-------------------------------------------------------------------------------      -----------           -----------
NET SALES                                                                            $21,048,545           $27,637,107

Cost of sales                                                                         15,306,172            19,478,312
                                                                                     -----------           -----------

Gross profit                                                                           5,742,373             8,158,795

Selling, general and administrative expenses                                           6,647,554             6,987,223
Restructuring expenses                                                                   109,564               430,561
                                                                                     ------------          -----------

OPERATING EARNINGS (LOSS)                                                             (1,014,745)              741,011

Other income and (expense):
        Investment income                                                                 35,046                11,171
        Interest expense                                                                (946,901)           (1,056,421)
                                                                                     ------------          -----------


LOSS BEFORE INCOME TAXES                                                              (1,926,600)             (304,239)

Income tax benefit                                                                             0              (136,000)
                                                                                     -----------           -----------

NET  LOSS                                                                            $(1,926,600)          $  (168,239)
                                                                                     ===========           ===========

NET LOSS PER COMMON SHARE
        Basic and diluted                                                            $     (0.31)          $     (0.03)
                                                                                     ===========           ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
        Basic and diluted                                                              6,135,669             6,077,206
                                                                                     ===========           ===========

See notes to condensed consolidated financial statements.

METATEC INTERNATIONAL, INC.
-----------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                       Accumulated Other                Unamortized
                                              Common      Accumulated   Comprehensive      Treasury      Restricted
                                              Stock         Deficit          Loss           Stock          Stock           Total
-----------------------------------------   -----------   ------------   -------------    -----------   ------------    ------------
BALANCE AT DECEMBER 31, 2000                $34,991,138   $(7,573,362)    $(1,423,362)    $(5,822,537)     $      0     $20,171,877
Comprehensive Loss:
  Net loss                                                 (1,926,600)                                                   (1,926,600)
  Foreign currency translation adjustments                                   (347,040)                                     (347,040)
                                                                                                                        ------------
       Comprehensive loss                                                                                                (2,273,640)

Issuance of restricted shares                    40,000                                                     (40,000)              0
Amortization of restricted stock                                                                              5,000           5,000
                                            -----------   ------------    ------------    ------------     ---------    ------------
BALANCE AT MARCH 31, 2001                   $35,031,138   $(9,499,962)    $(1,770,402)    $(5,822,537)     $(35,000)    $17,903,237
                                            ===========   ============    ============    ============     =========    ============

See notes to consolidated financial statements.

METATEC INTERNATIONAL, INC.
-----------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the three months ended March 31,                                     2001                  2000
-----------------------------------------------------------------    ----------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          $(1,926,600)          $  (168,239)
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
      Depreciation and amortization                                    2,778,346             3,666,331
      Deferred income taxes                                               18,711                52,454
      Net gain on sales of property, plant and equipment                  (1,852)               (4,196)
      Changes in assets and liabilities:
         Accounts receivable                                           2,415,418             2,486,124
         Inventory                                                        40,114                19,580
         Prepaid expenses and other assets                              (418,092)             (382,944)
         Accounts payable and accrued expenses                          (930,400)           (2,388,440)
         Unearned income                                                 (46,128)              104,027
                                                                     ----------------------------------
            Net cash provided by operating activities                  1,929,517             3,384,697
                                                                     ----------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property, plant and equipment                            (551,243)           (2,170,973)
   Proceeds from the sales of property, plant and equipment                3,000                11,750
                                                                     ----------------------------------
      Net cash used in investing activities                             (548,243)           (2,159,223)
                                                                     ----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase in long-term debt                                          3,450,000               750,000
   Payment of long-term debt and capital lease obligations            (2,066,608)           (2,576,992)
   Stock options exercised                                                     0                 7,500
                                                                     ----------------------------------
      Net cash provided by (used in) financing activities              1,383,392            (1,819,492)
                                                                     ----------------------------------

   Effect of exchange rate on cash                                        (4,396)              130,680

Increase (decrease) in cash and cash equivalents                       2,760,270              (463,338)
Cash and cash equivalents at beginning of period                       2,086,228             1,695,884
                                                                     ----------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 4,846,498           $ 1,232,546
                                                                     ==================================
SUPPLEMENTAL  CASH  FLOW  DISCLOSURES:

   Interest paid                                                     $   854,645           $ 1,036,429
                                                                     ==================================

   Income taxes paid/(refunds received)                              $  (122,267)          $     7,150
                                                                     ==================================

  Assets purchased by the assumption of a liability                  $   123,230           $   443,395
                                                                     ==================================

   Issuance of restricted stock                                      $    35,000
                                                                     ============

See notes to condensed consolidated financial statements.

                           METATEC INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of presentation - The condensed consolidated balance sheet as of March 31, 2001, the condensed consolidated statements of operations for the three months ended March 31, 2001 and 2000, the condensed consolidated statement of shareholders' equity for the three months ended March 31, 2001, and the condensed consolidated statements of cash flows for the three month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position, results of operations and changes in cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2000 annual report on Form 10-K. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results for the full year.

Income taxes - In 2001, a valuation allowance has been provided to offset a portion of the net deferred tax assets due to the uncertainty surrounding the realizability of such assets.

Derivative Instruments and Hedging Activities - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 on January 1, 2001. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

RESULTS OF OPERATIONS

Net sales for the three months ended March 31, 2001 were $21,049,000, a decrease of $6,589,000, or 24% over the same period of the prior year. This decrease resulted primarily from CD-ROM manufacturing sales decreasing $6,328,000 to $19,651,000 for the three months ended, or 24%. This decrease was due to several factors. The pricing for CD-ROM products and services continued to decline or remained at low levels industry-wide due to excess manufacturing capacity, a trend the Company anticipates will continue for the remainder of 2001. In addition, the demand for the Company's CD-ROM products and services declined due to several factors, including a decline in general economic conditions which caused many of the Company's software customers to delay or reduce their software releases, the continued increase in customers using on-line or electronic methods to distribute information, and the continued maturation of the CD-ROM market. The Company anticipates that these factors may continue to negatively impact the demand for the Company's CD-ROM products and services for the remainder of 2001. Radio syndication sales decreased $456,000, or 54%, to $386,000 for the three months ended March 31, 2001, primarily as a result of some customers choosing to use CD-Recordable as a distribution method for smaller size orders. The Company expects this trend to continue for the foreseeable future. DVD sales accounted for $613,000 during the three months ended March 31, 2001, as compared to $489,000 for the same period in the prior year.

Gross profit was 27% of net sales for the three months ended March 31, 2001 as compared to 30% of net sales for the same period of the prior year. This reduction was primarily caused by reduced utilization of the Company's manufacturing capacity.

Selling, general and administrative ("SG&A") expenses were $6,648,000, or 32% of net sales, for the three months ended March 31, 2001 as compared to $6,987,000, or 25% of net sales, for same period of the prior year. The increase in SG&A expenses as a percentage of net sales was primarily caused by the 24% decrease in net sales in relation to a 5% decrease in SG&A expenses.

Restructuring expenses of $110,000 were incurred during the three months ended March 31, 2001. These restructuring expenses consisted primarily of severance and termination benefits related to the U.S. workforce reduction of approximately 6%. The workforce reduction was accomplished through attrition, unfilled vacancies, and layoffs of temporary and some full time employees. Restructuring expenses of $430,000 related to U.S. workforce reductions of approximately 12% were incurred for the same period in the prior year.

Investment income was $35,000 and $11,000 for the three month periods ended March 31, 2001 and 2000, respectively.

Interest expense for the three months ended March 31, 2001 was $947,000 as compared to $1,056,000 for the same period of the prior year. The decrease in interest expense was due to decreased borrowings under revolving loan and term loan facilities, as well as decreases in interest rates.

No income tax benefit was realized for the three months ended March 31, 2001, due to the uncertainty of realizing the value of such benefit. In the prior year a $136,000 income tax benefit was realized resulting in an effective tax rate of 45%.

Based upon the foregoing, the net loss for the three months ended March 31, 2001 was $1,927,000, or net loss per basic or diluted common share of $.31, as compared to a net loss in the same period of the prior year of $168,000, or net loss per basic or diluted common share of $.03.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES
The Company financed its business during the three months ended March 31, 2001 through cash generated from operations, the use of debt, and the use of available cash balances. Cash flow from operating activities was $1,930,000 for the three months ended March 31, 2001, as compared to $3,385,000 for the three months ended March 31, 2000. The Company had cash and cash equivalents of $4,846,000 as of March 31, 2001.

The Huntington National Bank and Bank One, NA have provided a $37,000,000 term loan facility and a $13,000,000 revolving loan facility to the Company (the "Credit Facilities"). As of March 31, 2001, $12,958,000 and $10,950,000 was
outstanding under the term loan facility and the revolving loan facility, respectively.

On April 2, 2001, the banks and the Company amended certain terms and financial covenants of the Credit Facilities. The following is a summary of the terms of the amended Credit Facilities. As part of the amended Credit Facilities, the revolving loan and the term loan will mature on April 1, 2002. The revolving loan has been changed to an asset based lending arrangement wherein a $13,000,000 borrowing base will be limited by the amounts of any outstanding letters of credit and 80% of eligible domestic accounts receivable, 80% of eligible insured foreign accounts receivable, 30% of eligible domestic inventory, and 20% of domestic machinery and equipment at net book value, eligibility to be determined by the banks. The Credit Facilities are secured by a first lien on all non-real estate business assets of the Company and a pledge of the stock of the Company's subsidiaries. The Company is required to comply with certain financial and other covenants In addition, effective March 31, 2001, interest accrues at 2% in excess of the prime rate of the banks, and quarterly commitment fees are required to be paid. The Company expects that it will be able to negotiate a new borrowing facility prior to April 1, 2002, however, there can be no assurance that the Company will be able to do so.

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

During the first quarter 2001, the Company's board of directors approved a plan to restructure certain of the Company's operations. As part of the plan, the Company implemented a workforce reduction for its Dublin facility during the first quarter of 2001, and the Company expects to implement other portions of this plan during the remainder of 2001.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 Statements contained in this Form 10-Q or any other reports or documents prepared by the Company or made by management of the Company may be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause the Company's operating results to differ materially from those projected. Forward-looking statements include, by way of example and without limitation, statements concerning plans, objectives, goals, strategies, future events of performance and underlying assumptions and other statements, which are other than statements of historical facts, and information concerning future results of the operations of the Company. Forward-looking statements may be identified, preceded by, followed by or otherwise include, without limitation, words such as "believes," "expects," "anticipates," "intends," "estimates" or similar expressions. Such forward-looking statements are subject to certain risks and uncertainties that could cause the Company's actual results to differ materially from those projected. Such risks and uncertainties that might cause such a difference include, but are not limited to, the Company's product concentration in CD-ROM manufacturing sales, a decrease in the demand for the Company's products caused by various factors, such as the continuation of customers increasing their electronic methods to distribute information rather than CD-ROM and the continuation of the maturing market for CD-ROM products, changes in general business and economic conditions, excess capacity levels in the CD-ROM industry, the introduction of new products by competitors, increased competition (including pricing pressures), changes in manufacturing efficiencies, changes in technology, and other risks indicated in the company's filings with the Securities and Exchange Commission, including Form 10-K for Metatec's year ended December 31, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
There is no change in the quantitative and qualitative disclosures about the Company' market risk from the disclosures contained in the Company's Form 10-K for its fiscal year ended December 31, 2000.

                           PART II - OTHER INFORMATION

  Items 1-5.  Inapplicable.

  Item 6.  Exhibits and Reports on Form 8-K
           (a) Exhibits

             Exhibit No.  Description of Exhibit

             10.1          Letter agreement dated March 30, 2001, among
                           Metatec International, Inc., Metatec Worldwide, Inc., The Huntington National, Bank, and Bank One, NA.

           (b) No reports on Form 8-K have been filed during the quarter ended March 31, 2001.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Metatec International, Inc.


                                                    /s/   Julia  A. Pollner

                                                    BY: Julia A. Pollner
Date: April 30, 2001                                Senior Vice President and
                                                    Secretary/Treasurer
                                                    (authorized signatory-
                                                    principal financial and
                                                    accounting officer)

                                    Form 10-Q
                                  Exhibit Index

Exhibit Number          Description of Exhibit

10.1 Letter agreement dated March 30, 2001, among Metatec International, Inc., Metatec Worldwide, Inc.,
                        The Huntington National Bank, and Bank One, NA.