Form 10-Q
period 2001-06-30
METATEC INTERNATIONAL INC
filed 2001-07-27
CIK 203200

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                           Commission File No. 0-9220

                           METATEC INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

        OHIO                                            31-1647405
(State of Incorporation)                     (IRS Employer Identification No.)

       7001 Metatec Boulevard
             Dublin, Ohio                                 43017
(Address of principal executive offices)                 (Zip code)

   Registrant's telephone number, including area code:    (614)   761-2000

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                ---   ---
   Number of Common Shares outstanding as of July 27, 2001: 6,136,113

                           METATEC INTERNATIONAL, INC.

                                                     INDEX                PAGE
                                                     -----                ----
    Part I : Financial Information
         Item 1 - Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30,
                  2001 (unaudited) and December 31, 2000                  3

                  Condensed Consolidated Statements of Operations
                  for the three months ended June 30, 2001
                  and 2000 (unaudited)                                    4

                  Condensed Consolidated Statements of Operations
                  for the six months ended June 30, 2001
                  and 2000 (unaudited)                                    5

                  Condensed Consolidated Statement of Shareholders'
                  Equity for the six months ended
                  June 30, 2001 (unaudited)                               6

                  Consolidated Statements of Cash Flows
                  for the six months ended June 30,
                  2001 and 2000 (unaudited)                               7

                  Notes to Condensed Consolidated Financial
                  Statements (unaudited)                                  8

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         8-11

         Item 3 - Quantitative and Qualitative Disclosures about
                  Market Risk                                            11

    Part II: Other Information
                  Items 1-6                                              12
                  Signatures                                             12

                         PART I - FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

METATEC INTERNATIONAL, INC.                                                              (Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS                                                       June 30,    At December 31,
                                                                                              2001           2000
-------------------------------------------------------------------------------           ------------   -------------
ASSETS

Current assets:
   Cash and cash equivalents                                                              $    622,490    $  2,086,228
   Accounts receivable, net of allowance for doubtful accounts of $263,000 and $351,000     11,860,429      15,146,714
   Inventory                                                                                 2,929,081       2,970,219
   Prepaid expenses                                                                          1,341,290       1,054,362
   Deferred income taxes                                                                       588,107         588,107
                                                                                          ------------    ------------
      Total current assets                                                                  17,341,397      21,845,630

Property, plant and equipment - net                                                         46,122,202      50,455,317

Goodwill - net                                                                               4,042,598       4,631,036
Other long term assets                                                                         265,943         296,890
Deferred income taxes                                                                          104,000         104,000
                                                                                          ------------    ------------

TOTAL ASSETS                                                                              $ 67,876,140    $ 77,332,873
                                                                                          ============    ============

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                       $  4,226,922    $  6,472,385
   Current maturities of long-term debt and capital lease obligations                       19,082,326       6,978,028
   Current maturities of long-term real estate debt                                            147,874         170,087
   Accrued expenses:
     Royalties                                                                               4,665,699       3,712,796
     Personal property taxes                                                                 1,396,613       1,270,425
     Payroll                                                                                   946,630       1,193,054
     Other                                                                                   1,211,955       1,209,600
   Unearned income                                                                             198,474         234,235
                                                                                          ------------    ------------
      Total current liabilities                                                             31,876,493      21,240,610


Long-term real estate debt                                                                  18,604,941      18,623,708
Other long-term debt and capital lease obligations, less current maturities                  1,122,928      16,769,506
Other long-term liabilities                                                                    611,401         527,172
                                                                                          ------------    ------------
  Total liabilities                                                                         52,215,763      57,160,996
                                                                                          ------------    ------------

Shareholders' equity:
  Common stock - no par value; authorized 10,000,000 shares;
    issued 2001 - 7,217,855, 2000 - 7,177,855 shares                                        35,031,138      34,991,138
  Accumulated deficit                                                                      (11,595,506)     (7,573,362)
  Accumulated other comprehensive loss                                                      (1,922,718)     (1,423,362)
  Treasury stock, at cost  - 1,081,742 shares                                               (5,822,537)     (5,822,537)
  Unamortized restricted stock                                                                 (30,000)           --
                                                                                          ------------    ------------
    Total shareholders' equity                                                              15,660,377      20,171,877
                                                                                          ------------    ------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                                  $ 67,876,140    $ 77,332,873
                                                                                          ============    ============

See notes to condensed consolidated financial statements.

METATEC INTERNATIONAL, INC.
CONDENSED CONSOLIDATED  STATEMENTS  OF OPERATIONS (UNAUDITED)

                                                    Three Months Ended June 30,
                                                  -------------------------------
                                                         2001            2000
-----------------------------------------------   ---------------  --------------

NET SALES                                            $ 18,861,865    $ 26,178,157

Cost of sales                                          13,697,185      18,859,277
                                                     ------------    ------------

Gross profit                                            5,164,680       7,318,880

Selling, general and administrative expenses            6,367,857       6,048,088
                                                     ------------    ------------

OPERATING EARNINGS (LOSS)                              (1,203,177)      1,270,792

Other income and (expense):
        Investment income                                   5,654          10,477
        Interest expense                                 (898,024)     (1,152,069)
                                                     ------------    ------------

EARNINGS (LOSS) BEFORE INCOME TAXES                    (2,095,547)        129,200

Income taxes                                                    0          59,000
                                                     ------------    ------------

NET EARNINGS (LOSS)                                  $ (2,095,547)   $     70,200
                                                     ============    ============

NET EARNINGS (LOSS) PER COMMON SHARE
        Basic and diluted                            $      (0.34)   $       0.01
                                                     ============    ============

WEIGHTED  AVERAGE  NUMBER  OF  SHARES  OUTSTANDING
        Basic                                           6,136,113       6,080,613
                                                     ============    ============
        Diluted                                         6,136,113       6,107,261
                                                     ============    ============

See notes to condensed consolidated financial statements.

METATEC INTERNATIONAL, INC.
CONDENSED CONSOLIDATED  STATEMENTS  OF OPERATIONS (UNAUDITED)

                                                       Six Months Ended June 30,
                                                     ----------------------------
                                                         2001            2000
                                                     ------------    ------------

NET SALES                                            $ 39,910,413    $ 53,815,261

Cost of sales                                          29,003,252      38,337,589
                                                     ------------    ------------

Gross profit                                           10,907,161      15,477,672

Selling, general and administrative expenses           13,015,516      13,035,309
Restructuring expense                                     109,564         430,561
                                                     ------------    ------------

OPERATING EARNINGS (LOSS)                              (2,217,919)      2,011,802

Other income and (expense):
        Investment income                                  40,700          21,649
        Interest expense                               (1,844,925)     (2,208,490)
                                                     ------------    ------------

LOSS BEFORE INCOME TAXES                               (4,022,144)       (175,039)

Income taxes (benefit)                                          0         (77,000)
                                                     ------------    ------------

NET LOSS                                             $ (4,022,144)   $    (98,039)
                                                     ============    ============

NET LOSS PER COMMON SHARE
        Basic and diluted                            $      (0.66)   $      (0.02)
                                                     ============    ============

WEIGHTED  AVERAGE  NUMBER  OF  SHARES  OUTSTANDING
        Basic and diluted                               6,135,891       6,078,910
                                                     ============    ============

See notes to condensed consolidated financial statements.

METATEC INTERNATIONAL, INC.
----------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                       Accumulated Other             Unamortized
                                                Common     Accumulated   Comprehensive    Treasury    Restricted
                                                Stock         Deficit        Loss          Stock       Stock         Total
                                             -----------   ------------   -----------   -----------   --------    -----------

BALANCE AT DECEMBER 31, 2000                 $34,991,138   $ (7,573,362)  $(1,423,362)  $(5,822,537)  $      0    $20,171,877
Comprehensive Loss :
  Net loss                                                   (4,022,144)                                           (4,022,144)
  Foreign currency translation adjustments                                   (499,356)                               (499,356)
                                                                                                                   -----------
       Comprehensive loss                                                                                          (4,521,500)

Issuance of restricted shares                     40,000                                               (40,000)             0
Amortization of restricted stock                                                                        10,000         10,000

                                              -----------   ------------   -----------   -----------   --------    -----------
BALANCE AT JUNE 30, 2001                     $35,031,138   $(11,595,506)  $(1,922,718)  $(5,822,537)  $(30,000)   $15,660,377
                                             ===========   ============   ===========   ===========   ========    ===========



See notes to consolidated financial statements.

METATEC INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the six months ended June 30,                                 2001          2000
----------------------------------------------------------    --------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                   $(4,022,144)   $   (98,039)
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
      Depreciation and amortization                             5,425,477      7,351,517
      Deferred income taxes                                        30,434              0
      Net loss on sales of property, plant and equipment            4,602            460
      Changes in assets and liabilities:
         Accounts receivable                                    3,040,204      3,696,853
         Inventory                                                 19,284        256,501
         Prepaid expenses and other assets                       (315,213)      (561,575)
         Accounts payable and accrued expenses                 (1,264,439)    (3,775,870)
         Unearned income                                          (19,993)        53,601
                                                              --------------------------
            Net cash provided by operating activities           2,898,212      6,923,448
                                                              --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property, plant and equipment                     (839,893)    (3,256,692)
   Proceeds from the sales of property, plant and equipment         7,200         11,750
                                                              -----------    -----------
      Net cash used in investing activities                      (832,693)    (3,244,942)
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase in long-term debt                                   4,186,939      2,850,000
   Payment of long-term debt and capital lease obligations     (7,770,200)    (7,344,817)
   Stock options exercised                                              0          7,500
                                                              -----------    -----------
      Net cash used in financing activities                    (3,583,261)    (4,487,317)
                                                              -----------    -----------

   Effect of exchange rate on cash                                 54,004        105,257

Decrease in cash and cash equivalents                          (1,463,738)      (703,554)
Cash and cash equivalents at beginning of period                2,086,228      1,695,884
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $   622,490    $   992,330
                                                              ===========    ===========

SUPPLEMENTAL  CASH  FLOW  DISCLOSURES:

   Interest paid                                              $ 1,836,982    $ 2,177,648
                                                              ===========    ===========

   Income taxes paid/(refunds received)                       $  (122,267)   $    27,372
                                                              ===========    ===========

  Assets purchased by the assumption of a liability           $   290,452    $   235,807
                                                              ===========    ===========


See notes to condensed consolidated financial statements.

                           METATEC INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION - The consolidated balance sheet as of June 30, 2001, the consolidated statements of operations for the three and six months ended June 30, 2001 and 2000, the consolidated statement of shareholders' equity for the six months ended June 30, 2001, and the consolidated statements of cash flows for the six month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position, results of operations and changes in cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2000 annual report on Form 10-K. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results for the full year.

2. ACCOUNTING PRONOUNCEMENTS - Derivative Instruments and Hedging Activities - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 on January 1, 2001. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangibles." SFAS 142 is effective for all fiscal years beginning after December 15, 2001, and requires changes in the amortization of certain goodwill and intangible assets. These assets, which were previously being amortized, will be assessed at least annually for impairment. The Company has not yet evaluated the impact the adoption of SFAS 142 will have on its operations and financial position.

3. LONG-TERM DEBT - The Company's credit facilities include a term note, revolving line of credit and real estate debt. The term note and revolving line of credit will mature March 31, 2002. The company is currently working to secure extended debt facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000 AND THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

RESULTS OF OPERATIONS

Net sales for the three months ended June 30, 2001 were $18,862,000, a decrease of $7,316,000, or 28% over the same period of the prior year. This decrease resulted primarily from CD-ROM manufacturing sales decreasing $7,430,000 to $17,451,000 for the three months ended, or 30%.

This decrease was due to several factors. The pricing for CD-ROM products and services continued to decline or remained at low levels industry-wide due to excess manufacturing capacity, a trend the Company anticipates will continue for the remainder of 2001. In addition, the demand for the Company's CD-ROM products and services declined due to several factors, including a decline in general economic conditions which caused many of the Company's software customers to delay or reduce their software releases, the continued increase in customers using on-line or electronic methods to distribute information, and the continued maturation of the CD-ROM market. The Company anticipates that these factors may continue to negatively impact the demand for the Company's CD-ROM products and services for the remainder of 2001. DVD sales accounted for $514,000 during the three months ended June 30, 2001, as compared to $456,000, or an increase of 13% over the same period in the prior year. DVD sales at Metatec have shown slow but steady growth in recent quarters. However, the slow down in computer hardware sales has slowed the rate at which DVD drives are replacing CD-ROM drives in computers, thereby slowing the market demand for DVD products.

Net sales for the six months ended June 30, 2001 were $39,910,000, a decrease of $13,905,000, or 26% over the same period of the prior year. This decrease resulted primarily from CD-ROM manufacturing sales decreasing $13,769,000 to $37,091,000 for the six months ended, or 27%. This decrease was due to the factors noted above.

  Radio syndication sales decreased $522,000 to $906,000 for the six months ended June 30, 2001, a decrease of 37% from the same period in the prior year, primarily as a result of some customers choosing to use CD-Recordable as a distribution method for smaller size orders. The Company expects this trend to continue in the foreseeable future. DVD sales accounted for $1,139,000 during the six months ended June 30, 2001, as compared to $945,000, or an increase of 20% over the same period in the prior year.

Gross profit was 27% of net sales for the three months ended June 30, 2001 as compared to 28% of net sales for the same period of the prior year. This reduction was primarily caused by reduced utilization of the Company's manufacturing capacity. Gross profit was 27% of net sales for the six months ended June 30, 2001 as compared to 29% of net sales for the same period of the prior year.

Selling, general and administrative ("SG&A") expenses were $6,368,000, or 34% of net sales, for the three months ended June 30, 2001 as compared to $6,048,000, or 23% of net sales, for same period of the prior year. These expense increases were primarily attributed to bank fees related to the restructuring of the Company's debt. SG&A expenses were $13,016,000, or 33% of net sales, for the six months ended June 30, 2001 as compared to $13,035,000, or 24% of net sales, for same period of the prior year.

Investment income was $5,700 and $10,000 for the three month periods ended June 30, 2001 and 2000, respectively. Investment income was $41,000 and $22,000 for the six month periods ended June 30, 2001 and 2000, respectively.

Interest expense for the three months ended June 30, 2001 was $898,000 as compared to $1,152,000 for the same period of the prior year. Interest expense for the six months ended June 30, 2001 was $1,845,000 as compared to $2,208,000 for the same period of the prior year. The decrease in interest expense was due to decreased debt balances under revolving loan and term loan facilities, as well as decreases in interest rates.

No income tax benefit was realized for the six months ended June 30, 2001, due to the uncertainty of realizing the value of such benefit. In the prior year a $77,000 income tax benefit was realized resulting in an effective tax rate of 44%.

As a result of the foregoing, the net loss for the three months ended June 30, 2001 was $2,096,000,or net loss per common share of $.34, as compared to net earnings in the same period of the prior year of $70,000, or net earnings per common share of $.01. The net loss for the six months ended June 30, 2001 was $4,022,000, or net loss per common share of $.66, as compared to net loss in the same period of the prior year of $98,000, or net loss per common share of $.02.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES
The Company financed its business during the six months ended June 30, 2001 through cash generated from operations, the use of debt, and the use of available cash balances. Cash flow from operating activities was $2,898,000 for the six months ended June 30, 2001, as compared to $6,923,000 for the six months ended June 30, 2000. The Company had cash and cash equivalents of $622,000 as of June 30, 2001.

The Huntington National Bank and Bank One, NA have provided a $12,958,000 term loan facility and a $13,000,000 revolving loan facility to the Company (the "Credit Facilities") pursuant to an amended and restated loan agreement dated as of March 31, 2001. The following is a summary of the terms of the Credit Facilities. The revolving loan and the term loan will mature on April 1, 2002. The revolving loan is an asset based lending arrangement wherein a $13,000,000 borrowing base limited by the amounts of any outstanding letters of credit and 80% of eligible domestic accounts receivable, 30% of eligible domestic inventory, and 90% of domestic machinery and equipment. The Credit Facilities are secured by a first lien on all non-real estate business assets of the Company and a pledge of the stock of the Company's subsidiaries. The Company is required to comply with certain financial and other covenants, which they are in compliance with at June 30, 2001. In addition, interest accrues at 2% in excess of the prime rate of the banks, and quarterly commitment fees are required to be paid. As of June 30, 2001, $11,458,000 and $7,512,000 was outstanding under the term loan facility and the revolving loan facility, respectively. The Company expects that it will be able to negotiate a new borrowing facility prior to April 1, 2002, however, there can be no assurance that the Company will be able to do so.

The Company has a $19,000,000 loan facility with Huntington Capital Corp, which is payable in monthly principal and interest payments based upon a thirty year amortization schedule and bears interest at a fixed rate of 8.2%. This term loan facility was used to permanently finance the Company's new Dublin, Ohio distribution center and to pay down other bank debt. This loan facility is payable in monthly installments over 10 years, with a 30 year amortization period, and is secured by a first lien on all real property of the Company and letters of credit in favor of the lender, in an aggregate amount of $1,650,000.

Currently the Company has a working capital deficiency of $14,500,000, primarily due to the restructuring of $18,970,000 of the term and revolving note, which are currently due April 1, 2002. The Company continues to work with Huntington to renegotiate these loan facilities. Management believes that current cash balances, plus the funds available under its current credit facilities, plus cash to be generated from future operations should provide sufficient capital to meet the current business needs of the Company. The Company is currently finalizing plans to implement significant additional cost reductions across the company as part of our strict cost management activities.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

Items 1-3.  INAPPLICABLE.

Items 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         (a)  The annual meeting of shareholders was held May 15, 2001.
         (b) Jerry D. Miller, James V. Pickett and Daniel D. Viren were elected as Directors. David P. Lauer, Joseph F. Keeler, Peter J. Kight, and Jeffrey M. Wilkins continued as Directors.
         (c)  The following three directors were elected to three-year terms:
              Jerry D. Miller with 5,017,713 votes for and 142,247 votes withheld; James V. Pickett with 5,028,085 votes for and 131,875 votes withheld; and Daniel D. Viren with 5,028,373 votes for and 131,587 votes withheld.
         (d)  Inapplicable.

Item 5.  INAPPLICABLE.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              EXHIBIT NO.              DESCRIPTION OF EXHIBIT
              -----------              ----------------------

              10.1 Amended and Restated Loan Agreement dated as of March 31, 2001, among Metatec International, Inc., Bank One, NA, The Huntington National Bank, other financial institutions from time to time party thereto, as banks, and The Huntington National Bank, as administrative agent for the banks.


         (b) No reports on Form 8-K were filed during the quarter ended June 30, 2001.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Metatec International, Inc.

                                      /s/   Julia A. Pollner

                                        BY: Julia A. Pollner
   Date: July 27, 2001                  Senior Vice President, Finance
                                        (authorized signatory-
                                        principal financial and
                                          accounting officer)



                                    12 of 12

                                    Form 10-Q

                                  EXHIBIT INDEX

       EXHIBIT NO.           DESCRIPTION OF EXHIBIT
       -----------           ----------------------

       10.1 Amended and Restated Loan Agreement dated as of March 31, 2001, among Metatec International, Inc., Bank One, NA, The Huntington National Bank, other financial institutions from time to time party thereto, as banks, and The Huntington National Bank, as administrative agent for the banks.