Form 10-Q
period 2001-09-30
METATEC INTERNATIONAL INC
filed 2001-11-14
CIK 203200

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of Common Shares outstanding as of November 13, 2001: 6,136,113

                           METATEC INTERNATIONAL, INC.

                                 INDEX                                    PAGE
                                 -----                                    ----
Part I : Financial Information
     Item 1 - Financial Statements

              Consolidated Balance Sheets as of September 30,
              2001 (unaudited) and December 31, 2000                         3

              Consolidated Statements of Operations
              for the three months ended September 30, 2001
              and 2000 (unaudited)                                           4

              Consolidated Statements of Operations
              for the nine months ended September 30, 2001
              and 2000 (unaudited)                                           5

              Consolidated Statement of Shareholders'
              Equity for the nine months ended
              September 30, 2001 (unaudited)                                 6

              Consolidated Statements of Cash Flows
              for the nine months ended September 30,
              2001 and 2000 (unaudited)                                      7

              Notes to Consolidated Financial
              Statements (unaudited)                                         8

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations               9-11

     Item 3 - Quantitative and Qualitative Disclosures about
              Market Risk                                                   11

Part II: Other Information
              Items 1-6                                                     12
              Signatures                                                    12

                              PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

METATEC INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS


                                                 (Unaudited)
                                                September 30,   At December 31,
                                                    2001             2000
                                                -------------   ---------------
ASSETS

Current assets:
  Cash and cash equivalents                     $    884,502     $ 2,086,228
  Accounts receivable, net of allowance
    for doubtful accounts of $254,000
    and $351,000                                  10,854,753      15,146,714
  Inventory                                        3,053,942       2,970,219
  Prepaid expenses                                 1,264,387       1,054,362
  Deferred income taxes                              588,107         588,107
                                                ------------     -----------
    Total current assets                          16,645,691      21,845,630

Property, plant and equipment - net               44,115,136      50,455,317

Goodwill - net                                     4,053,862       4,631,036
Other long term assets                               250,470         296,890
Deferred income taxes                                104,000         104,000
                                                ------------     -----------

TOTAL ASSETS                                    $ 65,169,159     $77,332,873
                                                ============     ===========

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $  4,326,802     $ 6,472,385
  Current maturities of long-term debt
    and capital lease obligations                 19,607,491       6,978,028
  Current maturities of long-term real
    estate debt                                      147,874         170,087
  Accrued expenses:
    Royalties                                      4,953,781       3,712,796
    Personal property taxes                          834,675       1,270,425
    Payroll                                          610,680       1,193,054
    Other                                          1,570,353       1,209,600
  Unearned income                                    181,530         234,235
                                                ------------     -----------
    Total current liabilities                     32,233,186      21,240,610

Long-term real estate debt                        18,575,795      18,623,708
Other long-term debt and capital lease
  obligations, less current maturities             1,093,782      16,769,506
Other long-term liabilities                          652,078         527,172
                                                ------------     -----------
  Total liabilities                               52,554,841      57,160,996
                                                ------------     -----------

Shareholders' equity:
  Common stock - no par value;
    authorized 10,000,000 shares;
    issued 2001 - 7,217,855,
    2000 - 7,177,855 shares                       35,031,138      34,991,138
  Accumulated deficit                            (15,078,279)     (7,573,362)
  Accumulated other comprehensive loss            (1,491,004)     (1,423,362)
  Treasury stock, at cost - 1,081,742 shares      (5,822,537)     (5,822,537)
  Unamortized restricted stock                       (25,000)             --
                                                ------------     -----------
    Total shareholders' equity                    12,614,318      20,171,877
                                                ------------     -----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY        $ 65,169,159     $77,332,873
                                                ============     ===========

See notes to condensed consolidated financial statements.

METATEC INTERNATIONAL, INC.
CONSOLIDATED  STATEMENTS  OF OPERATIONS (UNAUDITED)

                                            Three Months Ended September 30,
                                            ---------------------------------
                                                2001                 2000
                                             -----------         -----------
NET SALES                                    $17,478,841         $26,351,076

Cost of sales                                 13,837,858          19,442,686
                                             -----------         -----------

Gross profit                                   3,640,983           6,908,390

Selling, general and administrative
  expenses                                     5,886,266           6,989,379
Restructuring expenses                           415,577                  --
                                             -----------         -----------

OPERATING LOSS                               (2,660,860)            (80,989)

Other income (expense):
        Investment income                          4,819               2,881
        Interest expense                        (826,732)         (1,042,518)
                                             -----------         -----------

LOSS BEFORE INCOME TAXES                      (3,482,773)         (1,120,626)

Income tax benefit                                     0           (234,000)
                                             -----------         -----------

NET LOSS                                     $(3,482,773)        $  (886,626)
                                             ===========         ===========

NET LOSS PER COMMON SHARE
    Basic and diluted                        $     (0.57)        $     (0.15)
                                             ===========         ===========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING
    Basic and diluted                          6,136,113           6,087,771
                                             ===========         ===========


See notes to condensed consolidated financial statements.

METATEC INTERNATIONAL, INC.
CONSOLIDATED  STATEMENTS  OF OPERATIONS (UNAUDITED)

                                             Nine Months Ended September 30,
                                             --------------------------------
                                                 2001                 2000
                                             -----------          -----------

NET SALES                                    $57,389,254          $80,166,339

Cost of sales                                 42,841,109           57,780,275
                                             -----------          -----------

Gross profit                                  14,548,145           22,386,064

Selling, general and administrative
  expenses                                    18,901,782           20,024,690
Restructuring expenses                           525,142              430,561
                                             -----------          -----------

OPERATING EARNINGS (LOSS)                     (4,878,779)           1,930,813

Other income (expense):
    Investment income                             45,519               24,530
    Interest expense                          (2,671,657)          (3,251,008)
                                             -----------          -----------

LOSS BEFORE INCOME TAXES                      (7,504,917)          (1,295,665)

Income tax benefit                                     0             (311,000)
                                              -----------         -----------

NET LOSS                                      $(7,504,917)        $  (984,665)
                                              ===========         ===========

NET LOSS PER COMMON SHARE
    Basic and diluted                         $     (1.22)        $     (0.16)
                                              ===========         ===========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING
     Basic and diluted                         6,135,965            6,081,863
                                               ==========         ===========


See notes to condensed consolidated financial statements.

METATEC INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                                                  Accumulated Other                  Unamortized
                                     Common        Accumulated      Comprehensive       Treasury      Restricted
                                      Stock          Deficit            Loss              Stock         Stock          Total
                                   -----------    ------------    -----------------    -----------   -----------    -----------

BALANCE AT DECEMBER 31, 2000       $34,991,138    $ (7,573,362)      $(1,423,362)      $(5,822,537)   $      0      $20,171,877
Comprehensive Loss:
  Net loss                                          (7,504,917)                                                      (7,504,917)
  Foreign currency translation
    adjustments                                                          (67,642)                                       (67,642)
                                                                                                                    -----------
    Comprehensive loss                                                                                               (7,572,559)

Issuance of restricted shares           40,000                                                         (40,000)               0
Amortization of restricted stock                                                                        15,000           15,000

                                   -----------    ------------       -----------       -----------    --------      -----------
BALANCE AT SEPTEMBER 30, 2001      $35,031,138    $(15,078,279)      $(1,491,004)      $(5,822,537)   $(25,000)     $12,614,318
                                   ===========    ============       ===========       ===========    ========      ===========

See notes to consolidated financial statements.

METATEC INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


For the nine months ended September 30,                                    2001                2000
                                                                       ------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                            $ (7,504,917)        $  (984,665)
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
      Depreciation and amortization                                       8,090,738           10,932,639
      Net (gain) loss on sales of property, plant and equipment               3,277             (148,917)
      Changes in assets and liabilities:
        Accounts receivable                                               4,169,318            3,847,499
        Inventory                                                           (86,781)             650,511
        Prepaid expenses and other assets                                  (207,972)             860,029
        Accounts payable and accrued expenses                            (1,321,778)          (5,010,662)
        Unearned income                                                     (46,879)              13,830
                                                                       ------------         ------------
          Net cash provided by operating activities                       3,095,006           10,160,264
                                                                       ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property, plant and equipment                             (1,329,663)          (4,456,030)
   Proceeds from the sales of property, plant and equipment                   7,200              126,250
                                                                       ------------         ------------
      Net cash used in investing activities                              (1,322,463)          (4,329,780)
                                                                       ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase in debt                                                      20,247,419            4,139,597
   Payment of debt and capital lease obligations                        (23,363,806)         (11,491,024)
   Stock options exercised                                                        0               32,000
                                                                       ------------         ------------
      Net cash used in financing activities                              (3,116,387)          (7,319,427)
                                                                       ------------         ------------

   Effect of exchange rate on cash                                          142,118              108,460

Decrease in cash and cash equivalents                                    (1,201,726)          (1,380,483)
Cash and cash equivalents at beginning of period                          2,086,228            1,695,884
                                                                       ------------         ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $    884,502         $    315,401
                                                                       ============         ============

SUPPLEMENTAL  CASH  FLOW  DISCLOSURES:

   Interest paid                                                       $  2,430,566         $  3,235,289
                                                                       ============         ============

   Income taxes paid/(refunds received)                                $   (122,267)        $    147,835
                                                                       ============         ============

   Assets purchased by the assumption of a liability                   $    174,830         $    403,222
                                                                       ============         ============

   Amortization of Restricted Stock                                    $     15,000         $          0
                                                                       ============         ============



See notes to condensed consolidated financial statements.

                           METATEC INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of presentation - The consolidated balance sheet as of September 30, 2001, the consolidated statements of operations for the three and nine months ended September 30, 2001 and 2000, the consolidated statement of shareholders' equity for the nine months ended September 30, 2001, and the consolidated statements of cash flows for the nine month ended September 30, 2001 and 2000 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position, results of operations and changes in cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2000 annual report on Form 10-K. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results for the full year.

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

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS 142 is effective for all fiscal years beginning after December 15, 2001, and requires changes in the amortization of certain goodwill and intangible assets. These assets, which were previously being amortized, will be assessed at least annually for impairment. The Company has not yet evaluated the impact the adoption of SFAS 142 will have on its operations and financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." While this statement supercedes SFAS No. 121, "Accounting for Impairment of Long-Lived Assets to Be Disposed Of" it retains the fundamental provisions of SFAS No. 121 for recognition and impairments of assets to be held and used, and assets to be disposed of by sale. This statement is effective for the first quarter in the year ended December 31, 2002.

3. Long-term Debt - The Company's credit facilities include a term note, revolving line of credit and real estate debt. On October 25, 2001, the banks declared the Company in default of the credit facilities due to the Company's failure to satisfy a financial covenant contained in the loan agreement. The Company is negotiating a standstill agreement with the banks pursuant to which the banks would agree to forebear exercising their rights and remedies under the loan agreement. However, there can be no assurance that the Company will be able to reach agreement with the banks as to such a standstill arrangement. The Company is also in default on certain equipment leases which have cross default provisions with the above mentioned credit facilities. Such leases have remaining lease payments of approximately $1,103,000.

4. Subsequent Event - During the fourth quarter of 2001, the Company announced its plans to close its Milpitas, California (Silicon Valley) operations. The Company will incur restructuring charges related to this plan during the fourth quarter of 2001. Included in these charges will be approximately $700,000 in severance and related costs. The Company may sell fixed assets with an approximate net book value of $1,500,000 or transfer a portion of those assets to its other operations. However in the current market, it is unlikely that the Company will realize the full net book value of this equipment. In addition to the above charges, the Company will likely incur charges related to the lease obligation of its Silicon Valley facility. The remaining lease payments under this obligation are approximately $1,200,000 per year through May, 2009.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

RESULTS OF OPERATIONS

Net sales for the three months ended September 30, 2001 were $17,479,000, a decrease of $8,872,000, or 34% over the same period of the prior year. This decrease resulted primarily from CD-ROM manufacturing sales decreasing $8,389,000 to $16,054,000 for the three months ended, or 34%. This decrease was due to several factors. The pricing for CD-ROM products and services continued to decline or remained at low levels industry-wide due to excess manufacturing capacity, a trend the Company anticipates will continue for the remainder of 2001. In addition, the demand for the Company's CD-ROM products and services declined due to several factors, including a decline in general economic conditions, compounded by the events of September 11, 2001, the continued increase in customers using on-line or electronic methods to distribute information, and the continued maturation of the CD-ROM market. The company anticipates that these factors may continue to impact the demand for the Company's CD-ROM products and services for the remainder of 2001. Radio syndication sales decreased $725,000, or 64%, to $400,000 for the three months ended September 30, 2001, primarily as a result of some customers choosing to use CD-Recordable as a distribution method for smaller size orders. The company expects this trend to continue for the foreseeable future. DVD sales accounted for $535,000 during the three months ended September 30, 2001, as compared to $472,000 for the same period in the prior year.

Net sales for the nine months ended September 30, 2001 were $57,389,000, a decrease of $22,777,000, or 28% over the same period of the prior year. This decrease resulted primarily from CD-ROM manufacturing sales decreasing $22,158,000 to $53,145,000 for the nine months ended, or 29%. This decrease was due to the factors noted above. Radio syndication sales decreased $1,247,000, or 49%, to $1,306,000 for this same period as a result of the factors noted above. DVD sales accounted for $1,673,000 during the nine months ended September 30, 2001, as compared to $1,417,000 for the same period in the prior year.

Gross profit was 21% of net sales for the three months ended September 30, 2001 as compared to 26% of net sales for the same period of the prior year. Gross profit was 25% of net sales for the nine months ended September 30, 2001 as compared to 28% of net sales for the same period of the prior year. The reductions for the three-month and six-month periods were primarily caused by reduced utilization of the Company's manufacturing capacity and the continued decline of pricing for CD-ROM products and services.

Selling, general and administrative ("SG&A") expenses were $5,886,000, or 34% of net sales, for the three months ended September 30, 2001 as compared to $6,989,000, or 27% of net sales, for same period of the prior year. SG&A expenses were $18,902,000, or 33% of net sales, for the nine months ended September 30, 2001 as compared to $20,025,000, or 25% of net sales, for same period of the prior year. The expense reductions for the three-month and six-month periods were primarily attributed to restructuring and work force reductions which occurred in the quarters ended March 31, 2001 and September 30, 2001, although the Company's decreased sales caused SG&A expenses to increase as a percentage of net sales.

Interest expense for the three months ended September 30, 2001 was $827,000 as compared to $1,043,000 for the same period of the prior year. Interest expense for the nine months ended September 30, 2001 was $2,672,000 as compared to $3,251,000 for the same period of the prior year. The decrease in interest expense was due to decreased borrowings under revolving loan and term loan facilities, as well as decreases in interest rates.

No income tax benefit was realized for the nine months ended September 30, 2001, due to the uncertainty of realizing the value of such benefit. In the prior year a $311,000 income tax benefit was realized resulting in an effective tax rate of 24%.

As a result of the foregoing, the net loss for the three months ended September 30, 2001 was $3,483,000, or a net loss per common share of $.57, as compared to a net loss in the same period of the prior year of $887,000, or a net loss per common share of $.15. The net loss for the nine months ended September 30, 2001 was $7,505,000, or a net loss per common share of $1.22, as compared to a net loss in the same period of the prior year of $985,000, or a net loss per common share of $.16.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES
The Company financed its business during the nine months ended September 30, 2001 through cash generated from operations, the use of debt, and the use of available cash balances. Cash flow from operating activities was $3,095,000 for the nine months ended September 30, 2001, as compared to $10,160,000 for the nine months ended September 30, 2000. The Company had cash and cash equivalents of $885,000 as of September 30, 2001.

The Huntington National Bank and Bank One, NA (collectively, the "Banks") have provided a $12,958,000 term loan facility and a $13,000,000 revolving loan facility to the Company (the "Credit Facilities") pursuant to an amended and restated loan agreement dated as of March 31, 2001 (the "Loan Agreement"). As of September 30, 2001, $10,458,000 and $9,037,000 were outstanding under the term loan facility and the revolving loan facility, respectively.

On October 25, 2001, the Banks declared the Company in default of the Credit Facilities due to the Company's failure to satisfy a financial covenant contained in the Loan Agreement. The Company is negotiating a standstill agreement with the Banks pursuant to which the Banks would agree to forebear exercising their rights and remedies under the Loan Agreement. However, there can be no assurance that the Company will be able to reach agreement with the Banks as to such a standstill arrangement. Under the terms of the Loan Agreement, all principal and accrued interest under the Credit Facilities, or approximately $19,680,000, is immediately due and payable to the Banks. In addition, the Banks have notified the Company that the Credit Facilities will bear interest at the default rate under the Loan Agreement, which is 3.5% in excess of the prime interest rate of the Banks. The Credit Facilities are secured by a first lien on all non-real estate business assets of the Company and a pledge of the stock of the Company's subsidiaries.

In addition, the Company has an equipment lease agreement with Banc One Leasing Company ("BOLC") relating to certain equipment used in the manufacturing operations of the Company. Under the cross-default provisions contained in the equipment lease agreement, on October 31, 2001, BOLC declared the Company to be in default of the equipment lease agreement due to the Company's default under the Loan Agreement. The Company is negotiating a standstill agreement with BOLC pursuant to which BOLC would agree to forebear exercising its rights and remedies under the equipment lease. However, there can be no assurance that the Company will be able to reach agreement with BOLC as to such a standstill arrangement. BOLC has notified the Company that BOLC contemplates the exercise of its remedies against certain foreign currency exchange contracts by using the proceeds therefrom to reduce the Company's obligations under the equipment lease agreement.

The Company's closure of its Milpitas, California (Silicon Valley) operations will also impact the Company's liquidity and capital resources. See "Subsequent Event."

The Company has a $19,000,000 loan facility administered by Huntington Capital Corp, which is payable in monthly principal and interest payments based upon a thirty year amortization schedule and bears interest at a fixed rate of 8.2%. This term loan facility was used to permanently finance the Company's new Dublin, Ohio distribution center and to pay down other bank debt. This loan facility is payable in monthly installments over 10 years, with a 30 year amortization period, and is secured by a first lien on all real property of the Company and letters of credit in favor of the lender, in an aggregate amount of $1,650,000.

As of September 30, 2001, the Company had a working capital deficiency of approximately $15,600,000 primarily due to the $19,495,000 of term and revolving notes (under the Loan Agreement described above) being due on April 1, 2002. As described above, the Banks have declared the Company in default of the Credit Facilities, and all principal and accrued interest under the Credit Facilities, or approximately $19,680,000, is immediately due and payable to the Banks. The Company is negotiating a standstill agreement with the Banks pursuant to which the Banks would agree to forebear exercising their rights and remedies under the Loan Agreement. However, there can be no assurance that the Company will be able to reach agreement with the Banks as to such a standstill arrangement. However, the Company's liquidity and its current ability to meet its financial obligations as they become due are dependent upon the Company entering into a standstill agreement with the Banks. The Company's failure to reach agreement with the Banks as to a standstill arrangement will have a material adverse impact on the Company's financial position and continuing operations.

SUBSEQUENT EVENT
The Company announced publicly on October 23, 2001, that it was initiating the closing of its Milpitas, California (Silicon Valley) operations. The Silicon Valley site focused primarily on optical disc production and offered limited value-added services that characterize Metatec's sales and marketing focus today. The plant was expensive to operate and was essentially limited to offering a commodity service in an expensive market hit hard by the economic downturn. The Company is currently projecting significant cost savings by transferring business to its more efficient Dublin, Ohio facility.

The Company will be incurring a restructuring charge during the fourth quarter of 2001 related to this closure. Included in these charges are approximately $700,000 in severance and related costs. The Company may sell fixed assets with an approximate net book value of $1,500,000 or transfer a portion of those assets to its other operations. However in the current market, it is unlikely that the Company will realize the full net book value of this equipment. In addition to the above charges, the Company will likely incur charges related to the lease obligation of its Silicon Valley facility. The remaining lease payments under this obligation are approximately $1,200,000 per year through May, 2009.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
In addition to the disclosures contained in the Company's Form 10-K for its fiscal year ended December 31, 2000 regarding the quantitative and qualitative disclosures about the Company' market risk, refer to the above mentioned information.

                           PART II - OTHER INFORMATION

Items 1-2. Inapplicable.

Item 3. Defaults Upon Senior Securities.

The Huntington National Bank and Bank One, NA (collectively, the "Banks") have provided a $12,958,000 term loan facility and a $13,000,000 revolving loan facility to the Company (the "Credit Facilities") pursuant to an amended and restated loan agreement dated as of March 31, 2001 (the "Loan Agreement"). As of September 30, 2001, $10,458,000 and $9,037,000 were outstanding under the term loan facility and the revolving loan facility, respectively.

On October 25, 2001, the Banks declared the Company in default of the Credit Facilities due to the Company's failure to satisfy a financial covenant contained in the Loan Agreement. The Company is negotiating a standstill agreement with the Banks pursuant to which the Banks would agree to forebear exercising their rights and remedies under the Loan Agreement. However, there can be no assurance that the Company will be able to reach agreement with the Banks as to such a standstill arrangement. Under the terms of the Loan Agreement, all principal and accrued interest under the Credit Facilities, or approximately $19,680,000, is immediately due and payable to the Banks. In addition, the Banks have notified the Company that the Credit Facilities will bear interest at the default rate under the Loan Agreement, which is 3.5% in excess of the prime interest rate of the Banks. The Credit Facilities are secured by a first lien on all non-real estate business assets of the Company and a pledge of the stock of the Company's subsidiaries.

Items 4. Submission of Matters to a Vote of Security Holders

     Inapplicable.

Item 5. Inapplicable.

Item 6. Exhibits and Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Metatec International, Inc.

                                                /s/   Julia A. Pollner

                                                BY: Julia A. Pollner
Date: November 14, 2001                         Senior Vice President, Finance
                                                (authorized signatory-
                                                principal financial and
                                                accounting officer)