Form 10-K
period 2001-12-31
METATEC INTERNATIONAL INC
filed 2002-03-29
CIK 203200

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
         EXCHANGE ACT OF 1934

         For the fiscal year ended: December 31, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Shares held by nonaffiliates of the Registrant as of March 21, 2002, was $2,169,240.

     On March 11, 2002, the Registrant had 6,536,113 Common Shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's proxy statement for its annual meeting of shareholders to be held on May 16, 2002, which proxy statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 2001, are incorporated by reference into Part III, Items 10, 11, 12, and 13 of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          METATEC INTERNATIONAL, INC.

                                   FORM 10-K

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Metatec International, Inc. ("Metatec") is transitioning from a disc manufacturing company to a supply chain solutions company that enables companies to streamline the process of delivering products and information to market by providing technology driven supply chain solutions that increase efficiencies and reduce costs. Metatec assists its customers with a wide range of services from preparing their products for market to delivering their finished product into the distribution channel or directly to the end-users. The solution is built on a solid technology foundation that includes both customized system integration and a web-based reporting and tracking tool that makes real-time information easily accessible. Technologies include CD-ROM (compact disc-read only memory) and DVD (digital versatile disc) manufacturing services, and secure Internet-based software distribution service. Metatec maintains operations in Ohio and The Netherlands. Metatec and its subsidiaries are hereinafter collectively referred to as the "Company."

     Since its inception, Metatec has been recognized as a high quality provider of CD-ROM manufacturing and packaging services. The Company is considered a pioneer in optical disc technology, being one of the earliest companies to help U.S. businesses utilize the vast data storage capacity of optical media. As its core business, a majority of the Company's revenue continues to come from its optical disc manufacturing services. In recent years, the Company has expanded its core business offering by providing an expanded set of packaging and fulfillment services to its customers. More recently, and in response to both market conditions and customer need, the Company has begun transitioning into a provider of supply chain solutions while continuing to provide its core CD-ROM manufacturing capabilities as a component of the supply chain. For supply chain customers, the Company can provide support for the procurement of raw materials, packaging, warehousing, fulfillment, inventory management and returns management. These services are managed and integrated by extensive information technology that gives customers visibility into the supply chain to track the flow of information and product from raw material through delivery.

     The Company's information technology infrastructure integrates the systems and applications of industry standard technology providers. These partnerships allow for a reliable, end-to-end system for information integration and exchange. The Company offers customized solution design services for customers to electronically link information exchange and process flow. Additionally, the Company's web-based tool, Metatec Exchange, is linked directly to the Company's order entry, production, and warehouse management systems providing real-time information about orders, inventory, and shipping status in a secure, online environment.

     Electronic software distribution management is developed and offered through the Company's Metatec Express service and product support services. This service provides secure, traceable and verifiable distribution of software and information over the Internet, Extranets and Intranets. Metatec Express is a hosted, managed service providing secure, same day delivery of software and electronic documents anywhere in the world.

     Prior to May 1999, the registrant was Metatec Corporation, a Florida corporation that was incorporated on September 9, 1976. At the annual meeting of shareholders in April 1999, the shareholders of Metatec Corporation approved a proposal to change the registrant's state of incorporation from Florida to Ohio through a merger of Metatec Corporation with and into its wholly owned subsidiary Metatec International, Inc., an Ohio corporation which was incorporated on March 8, 1999. The merger of Metatec Corporation into Metatec International, Inc. became effective in April 1999. At that time, the registrant became an Ohio corporation and its name changed to Metatec International, Inc. The term "Company" includes Metatec Corporation as the predecessor to Metatec International, Inc.

FINANCIAL INFORMATION ON INDUSTRY SEGMENTS

     Financial information on industry segments as required by Item 101(b) of Regulation S-K is set forth in Note 10 of the "Notes to the Consolidated Financial Statements," which Note is part of the financial statements contained in Item 8 of this Form 10-K, which Note is incorporated herein by reference.

INDUSTRY OVERVIEW

     With increased competition, companies are seeking better methods to manage costs and speed products to market. These events have given rise to a focus on outsourcing critical non-core functions, such as supply chain management. Companies are looking for help in compressing the supply chain with single-source providers of services. The Company's history of providing CD-ROM manufacturing, packaging and fulfillment services to software companies presents an opportunity for growing the Company's business with focus on providing supply chain solutions. The Company has signed significant new business focused primarily on providing expanded supply chain services. Additionally, the Company has leveraged the existing customer base of companies using Metatec's CD-ROM manufacturing services by expanding the breadth of services provided. In some cases, the Company does not manufacture optical discs as part of the offering because the customer does not require optical discs or makes its product available through a different medium, such as interactive game cartridges or cell phones.

     While use of optical discs is still a popular method for the distribution of business information, the commoditization of the market along with the continued development of Internet technology has significantly impacted the potential for continued growth in optical disc technology. The Company will continue to offer optical disc manufacturing services as a component of the supply chain solution but will devote substantial resources to developing and marketing supply chain solutions to industries with and without a need for optical disc technology.

PRINCIPAL PRODUCTS AND SERVICES

     The Company provides technology driven supply chain solutions to help customers speed products to market. The Company's main revenue producing component of the supply chain is CD-ROM and DVD manufacturing. Customers utilize disc technology to distribute a wide array of time-sensitive information. Disc technology is economical when compared to more traditional forms of distribution, such as printing, and offers substantial capacity for large quantities of information. Common uses of disc technology include software distribution, catalogs, digital imagery and information containing code-intensive audio, video and graphic presentations.

     The supply chain solution offering supports both the business-to-business and retail marketplaces. The Company markets its services through a direct sales force, and targets customers who generally have time-sensitive and recurring product and information distribution requirements.

     The Company provides full-service supply chain solutions that include raw material procurement through distribution into the channel and direct-to-user product shipping. The Company has a 151,000 square foot distribution center at its Dublin, Ohio location to support its supply chain offering. The continued development and support of supply chain solutions will be the foundation for the future growth of the Company.

     The Company offers its customers direct visibility into the supply chain through Metatec Exchange. Customers with access to the Internet can access a secure online area to check packaging, monitor job progress through Metatec's manufacturing plants and manage inventory levels. Metatec Exchange decreases communication time and enhances the exchange of information between Metatec and its customers. Additionally, customers can benefit from seamless information exchange with customized system integration into their back office systems.

     The Company's Internet product is called Metatec Express. Metatec Express provides secure, traceable and verifiable transmission of software and information over the Internet, Extranets and Intranets. Metatec Express is a managed service providing secure same day delivery of software and electronic documents anywhere in the world.

     The Company's supply chain services, CD-ROM and DVD manufacturing services and Internet services can be used individually or in an integrated fashion by customers. For example, customers requiring software distribution through disc manufacturing can also offer updates or immediate content availability online.

     The Company operates manufacturing and fulfillment sites in Dublin, Ohio; and Breda, The Netherlands. These state-of-the-art, ISO-9000 certified, facilities permit the Company to offer quick-turn services to major population centers and low-cost solutions to companies with geographically disbursed distribution needs. The ISO-9000 quality system certification means that the Company's manufacturing facilities meet worldwide standards for quality practices. The Company utilizes certain patents and technology in its manufacturing activities which it licenses from third parties and which the Company believes to be generally available to other manufacturers.

     The Company does not believe that compliance with federal, state, and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had or will have a material effect upon the capital expenditures, earnings, or competitive position of the Company. The Company does not anticipate any material capital expenditures for environmental control facilities for 2002.

MARKETING

     The Company markets it products and services through a direct sales force. These associates are responsible for maintaining relationships with existing customers, revenue growth within existing customers and developing new business relationships. The associates are supported by customer service representatives that are responsible for ensuring that each order is processed in a timely manner and all required support materials are in place. The Company maintains customer support operations at its manufacturing and distribution facilities. The Company also makes use of a variety of marketing communications initiatives such as news media relations, the creation and distribution of sales collateral materials, online marketing communication programs, conferencing and presentation services and news wires.

COMPETITION

     The Company has a number of competitors, some of which are larger and have greater financial resources than the Company. The Company believes that the principal competitive factors in supply chain solutions marketplace consist of service, quality, price, technology, industry expertise, and increasingly, is measured by the ability to create overall value for the customer. The Company believes that it competes favorably with respect to these factors in the supply chain solutions arena and continues to develop its offering to differentiate itself from the competition.

     The Company differentiates itself from its competitors by providing an integrated supply chain solution that includes scalability and flexibility, personalized customer service, customized solution design, supply chain visibility and control, e-business solutions and Internet-based distribution solutions.

EMPLOYEES

     The Company employed approximately 426 persons as of March 22, 2002. Approximately 300 employees are directly involved in the manufacturing and distribution process, and the remainder are involved in sales, administration, and support. The Company believes that its relations with its employees is good.

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

     The Company leases approximately 25,000 square feet of manufacturing, customer support, and distribution and fulfillment facilities in Breda, The Netherlands.

ITEM 3.  LEGAL PROCEEDINGS

     The Company and numerous other parties have been named as defendants in a court proceeding filed in the United States District Court for the District of Arizona by the plaintiff, Lemelson Medical, Education & Research Foundation, Limited Partnership. In that court proceeding, the plaintiff is alleging that the defendants have infringed upon certain patents that allegedly are enforceable by the plaintiff. This court proceeding has been stayed pending the outcome of parallel litigation in Nevada that is challenging the validity of plaintiff's patents. At this time, the Company is unable to determine the likelihood of the outcome of either the Arizona or Nevada proceedings or whether an unfavorable outcome will be material to the Company.

     The Company is involved in various legal claims arising from the normal course of business. While the ultimate liability, if any, from these proceedings is presently indeterminable, in the opinion of management, these matters should not have a material adverse effect on the consolidated financial statements of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and their respective ages and present positions with the Company are as follows:

OFFICERS                AGE     PRESENT POSITION(S) WITH THE COMPANY
--------                ---     ------------------------------------
Christopher A. Munro    41      President and Chief Executive Officer
Julia A. Pollner        39      Senior Vice President, Finance, Secretary and
                                Treasurer
Gary W. Qualmann        50      Chief Financial Officer
Martin G. Stokman       41      Vice President, Europe

     Mr. Munro has been President and Chief Executive Officer of the Company since December 7, 2001, and prior to that was Chief Operating Officer since joining the Company in January 2001. Prior to joining the Company, Mr. Munro held the position of senior vice president of strategy and development for Exel Logistics, a worldwide supply chain company with global headquarters in London UK. Mr. Munro was employed by Exel Logistics for over twenty years.

     Ms. Pollner has been Senior Vice President, Finance, Treasurer, and Secretary of the Company since May 1998, and has held various accounting and finance positions with the Company since 1987.

     Mr. Qualmann has been Chief Financial Officer of the Company since joining the Company on February 13, 2002. Mr. Qualmann also provided financial consulting services to the Company from October, 2001 until joining the Company. From March 1996 until June 2001, Mr. Qualmann was chief financial officer, treasurer, secretary and director of MindLeaders.com, Inc., an e-learning company based in Columbus, Ohio. From May 1988 until July 1995, Mr. Qualmann served as executive vice president and chief financial officer of Red Roof Inns, Inc., a lodging company based in Hilliard, Ohio.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Shares are currently traded on the Nasdaq National Market system under the symbol META. Because the Company no longer meets the continued listing requirements for the Nasdaq National Market, the Company anticipates moving to the Over the Counter (OTC) Bulletin Board prior to the middle of May, 2002. The following table reflects the range of reported high and low last sales prices for the Common Shares for the periods indicated.

                                                              HIGH     LOW
                                                              -----   -----
For the quarter ended 2001
  March 31..................................................  $1.56   $0.81
  June 30...................................................  $1.32   $0.56
  September 30..............................................  $1.20   $0.66
  December 31...............................................  $0.79   $0.20

For the quarter ended 2000
  March 31..................................................  $7.25   $2.66
  June 30...................................................  $3.88   $2.34
  September 30..............................................  $3.38   $2.00
  December 31...............................................  $2.44   $0.81

     As of March 22, 2002 there were 3,848 holders of record of the Common Shares, and the last sales price per share on that date, as reported by the Nasdaq National Market system, was $0.31.

     The Company has never paid cash dividends on its Common Shares, and it does not expect to pay cash dividends in the foreseeable future. The terms of the Company's credit facilities prohibit it from paying cash dividends or making any other distributions to shareholders without the prior consent of the administrative agent of these credit facilities.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

                              2001           2000           1999           1998          1997
                          ------------   ------------   ------------   ------------   -----------
Sales...................  $ 77,282,005   $104,231,047   $120,281,047   $ 80,919,128   $48,933,634
Earnings (loss) before
  income taxes..........  $(29,931,839)  $(18,362,618)  $ (4,166,290)  $  2,684,769   $ 1,040,534
Net earnings (loss).....  $(29,973,839)  $(17,532,618)  $ (2,846,290)  $  1,422,769   $   491,534
Earnings (loss) per
  common share:
  Basic and diluted.....  $      (4.88)  $      (2.88)  $      (0.47)  $       0.23   $      0.07
Weighted average number
  of common shares
  outstanding:
  Basic.................     6,136,002      6,085,426      6,074,879      6,058,414     6,791,836
  Diluted...............     6,136,002      6,085,426      6,074,879      6,115,084     7,189,266

Total assets............  $ 47,374,571   $ 77,332,873   $111,407,753   $105,442,814   $52,871,893

Long-term liabilities...  $ 39,395,641   $ 35,920,386   $ 47,382,793   $ 41,031,569   $ 5,893,410
Shareholders' equity
  (deficiency)..........  $ (9,145,080)  $ 20,171,877   $ 37,862,192   $ 41,949,897   $41,194,053

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of accounting policies, many of which require the Company's management to make estimates and assumptions about future events and their impact on amounts reported in the Company's financial statements and related notes. Since future events and their impact cannot be determined with certainty, actual results will inevitably differ from management's estimates. Such differences could be material to the Company's financial statements.

     Management believes that its application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change.

     The Company's accounting policies are more fully described in Note 1 to the consolidated financial statements included elsewhere in this Form 10-K (see Item 8 herein). Described below are certain critical accounting policies which management believes are important to emphasize. These critical accounting policies are not intended to be a comprehensive list of all the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting other available alternatives would not produce a materially different result.

     Long-lived assets. In evaluating the fair value and future benefits of long-lived assets, management completes an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets and reduces their carrying value by the excess, if any, as a result of such calculation. Management believes that the long-lived assets' carrying values and useful lives are appropriate.

     Allowance for doubtful accounts. Management has attempted to reserve for expected credit losses based on the Company's past experience with similar accounts receivable, and it believes that the Company's reserves are adequate. It is possible, however, that the accuracy of management's estimation process could be materially impacted as the composition of this pool of accounts receivable changes over time. Management continually reviews and refines the estimation process to make it as reactive to these changes as possible.

     Litigation. The Company and its legal counsel evaluate litigation and review the likelihood of an outcome and the resulting materiality to the Company. The Company is involved in various legal claims arising from the normal course of its business. While the ultimate liability, if any, from these proceedings is presently indeterminable, in the opinion of management, these matters should not have a material adverse effect on the consolidated financial statements of the Company.

     Income taxes. The Company has a history of unprofitable operations. These losses generated a sizeable federal tax net operating loss, or NOL, carryforward of as of December 31, 2001. Accounting principles generally accepted in the United States of America require the Company to record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that the Company will not be able to utilize the NOL to offset future taxes. Due to the size of the NOL carryforward in relation to the Company's history of unprofitable operations, management has not recognized any net deferred tax asset in the Company's financial statements.

     In the future the Company could achieve levels of profitability which could cause management to conclude that it is more likely than not that the Company will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, the Company would record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to the Company's combined federal and state effective rates.

BUSINESS OF THE COMPANY

     The Company is transitioning from a disc manufacturing company to a supply chain solutions company that enables companies to streamline the process of delivering products and information to market by providing technology driven supply chain solutions that increase efficiencies and reduce costs. The Company assists its customers with a wide range of services from preparing their product for market to delivering their finished product into the distribution channel or directly to the end-users. The solution is built on a solid technology foundation that includes both customized system integration and a web-based reporting and tracking tool that makes real-time information easily accessible. Technologies include CD-ROM and DVD manufacturing services and secure Internet-based software distribution service. The Company's core CD-ROM manufacturing capabilities serve as a component of the supply chain. The Company maintains operations in Ohio and The Netherlands. Revenues attributed to product types are distinguished as CD-ROM sales and other sales.

RESULTS OF OPERATIONS -- 2001 COMPARED TO 2000

     Net sales in 2001 were $77,282,000, a decrease of $26,949,000, or 26% from 2000. This decrease resulted primarily from CD-ROM manufacturing sales decreasing $26,123,000 to $71,667,000 for 2001, or 27%. This decrease was due to several factors. First, the pricing for CD-ROM products and services continued to decline or remained at low levels industry-wide due to excess manufacturing capacity, a trend the Company anticipates will continue into 2002. Second, the demand for the Company's CD-ROM products and services declined due to several factors, including a decline in general economic conditions compounded by the events of September 11, 2001, the continued increase in customers using on-line or electronic methods to distribute information, and the continued maturation of the CD-ROM market. Finally, management made a decision in 2001 to reduce the number of the Company's low-margin disc manufacturing customers. The Company anticipates that these factors may continue to impact the demand for the Company's CD-ROM products and services in 2002. Radio syndication sales decreased $1,493,000, or 47%, to $1,660,000 in 2001, primarily as a result of some customers choosing to use CD-Recordable as a distribution method for smaller size orders. The Company expects this trend to continue for the foreseeable future. DVD sales accounted for $2,210,000 in 2001, as compared to $1,973,000 in 2000.

     Gross profit was 25% of net sales for 2001 and 28% of net sales for 2000. This reduction was primarily caused by the reduced utilization of the Company's manufacturing capacity and the continued decline of pricing for CD-ROM products and services.

     Selling, general and administrative expenses ("SG&A") decreased to $25,246,000, or 33% of net sales, for 2001 as compared to $27,374,000, or 26% of net sales, for 2000. The SG&A expense reduction in dollars was primarily attributed to the restructuring and workforce reductions, which occurred in the first, third, and fourth quarters of 2001, although the Company's decreased sales caused SG&A expenses to increase as a percentage of net sales.

     At each balance sheet date, a determination is made by management to ascertain whether goodwill or any long-lived assets have been impaired based upon several criteria, including, but not limited to, revenue trends, undiscounted operating cash flows, and other operating factors. At the end of 2001, management evaluated these criteria and determined that certain goodwill and long-lived assets associated with the Company's Dublin, Ohio and Breda, The Netherlands operations, were impaired. Accordingly, in the fourth quarter of 2001, the Company recorded a $13.0 million write-down of the carrying value of these impaired assets based on the discounted cash flows of the operations. In addition the Company made the decision to discontinue its implementation of an ERP system, which resulted in a charge of $2.5 million during 2001. In 2000, the Company recorded a $15.6 million writedown of the carrying value of impaired assets based on the discounted cash flows of the operations. At December 31, 2001, there is no remaining goodwill on the balance sheet as compared to $4.6 million at December 31, 2000.

     Restructuring expenses of $2,041,000 were incurred during 2001, as compared to restructuring expenses of $475,000 in 2000. The 2001 restructuring expenses consisted primarily of severance and termination benefits related to a U.S. and European workforce reduction of approximately 42% and separation benefits for an executive as well as restructuring costs related to the closing of two sales offices. The workforce reduction was accomplished through attrition, unfilled vacancies, and layoffs of temporary and some full time employees. See Note 2 of the Consolidated Financial Statements.

     Additional restructuring charges of $3,068,000 were incurred during the fourth quarter of 2001, related to the closure of the Company's Milpitas, California ("Silicon Valley") manufacturing facility. In connection with this restructuring, the Company completed the sale of its manufacturing assets associated with the Silicon Valley facility and terminated the lease for this facility. See Note 2 of the Consolidated Financial Statements.

     Investment income was $51,000 for 2001 as compared to $33,000 for 2000. The increase in investment income was a result of higher cash and cash equivalent balances. Interest expense was $3,474,000 for 2001 as compared to $4,242,000 for 2000. The decrease in interest expense was the result of decreased borrowings under the Company's credit facilities, as well as decreases in the interest rate.

     Income tax of $42,000 was incurred in 2001, or an effective tax rate of ..14% due to the Company recording a full valuation allowance on all net tax assets. The income tax benefit was $830,000 in 2000, or an effective tax benefit of 4.5%.

     As a result of the foregoing, the net loss for 2001 was $29,973,839, or basic and diluted losses per common share of $(4.88) as compared to the 2000 net loss of $17,533,000, or basic and diluted losses per common share of $(2.88).

RESULTS OF OPERATIONS -- 2000 COMPARED TO 1999

     Net sales in 2000 were $104,231,000, a decrease of $16,050,000, or 13% from
1999. This decrease resulted primarily from CD-ROM manufacturing sales decreasing $14,959,000 to $97,790,000 for 2000, or 13%. This decrease was due to several factors. In 2000, the pricing for CD-ROM products and services continued to decline industry-wide due to excess manufacturing capacity. In addition, the demand for the Company's CD-ROM products and services declined primarily due to a decline in general economic conditions, the continued increase in customers using on-line or electronic methods to distribute information, and the continued maturation of the CD-ROM market. Radio syndication sales decreased $1,050,000, or 25%, to $3,153,000 in 2000, primarily as a result of some customers choosing to use CD-Recordable as a distribution method for smaller size orders. DVD sales accounted for $1,973,000 in 2000, as compared to $751,000 in 1999.

     Gross profit was 28% of net sales for 2000 and 1999.

     Selling, general and administrative expenses ("SG&A") decreased to $27,374,000, or 26% of net sales, for 2000 as compared to $32,911,000, or 27% of net sales, for 1999. This reduction was primarily attributed to the restructuring and workforce reductions, which occurred in the first and fourth quarters of 2000.

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

IMPACT OF INFLATION

     Although inflation has an effect on salaries, employee benefits and other operating expenses, after considering general inflationary trends, the Company's operations were not significantly affected by inflation in 2001.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     Derivative Instruments and Hedging Activities -- The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 on January 1, 2001. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS 142 is effective for all fiscal years beginning after December 15, 2001, and requires changes in the amortization of certain goodwill and intangible assets. These assets, which were previously being amortized, will be assessed at least annually for impairment. Management does not believe the adoption of this statement will have an impact on the Company's consolidated financial statements since the Company's goodwill was fully impaired at December 31, 2001 and written off.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." While this statement supercedes SFAS No. 121, "Accounting for Impairment of Long-Lived Assets to Be Disposed Of" it retains the fundamental provisions of SFAS No. 121 for recognition and impairments of assets to be held and used, and assets to be disposed of by sale. This statement is effective for the first quarter in the year ended December 31, 2002. Management does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

  Source of Liquidity

     The Company's principal source of liquidity in 2001 was cash flows generated from operations. Cash flow from operating activities was $5,148,000, $14,783,000, and $10,694,000 for 2001, 2000 and 1999, respectively. The Company anticipates that cash flows generated from operations will continue to be its principal source of liquidity during 2002.

  Bank Financing Matters

     The Company has a term loan facility and a revolving loan facility (collectively, the "Credit Facility") with its banks. As of December 31, 2001, its banks had declared the Company in default of the Credit Facilities due to the Company's failure to satisfy a financial covenant contained in the loan agreement for the Credit Facilities. As of December 31, 2001, $9,326,000 and $9,605,000 were outstanding under the term loan facility and the revolving loan facility, respectively.

     On February 8, 2002, the Company entered into an amended and restated loan agreement (the "Amended Loan Agreement") with its banks which replaced the Company's prior agreement with its banks. Under the Amended Loan Agreement, the Credit Facilities consist of three separate loans: (1) an asset based revolving loan facility with a borrowing base as described below; (2) a term loan facility in the principal amount of $9,326,250; and (3) a second term loan facility in the original principal amount of $509,238, which principal amount may be increased up to $1,000,000 by advances made to the Company through December 31, 2002. The borrowing base of the revolving loan facility is limited to the lesser of (i) $12,490,762, or (ii) the sum of (A) 80% of eligible domestic accounts receivable, plus (B) 30% of eligible domestic inventory, plus (C) 90% of domestic machinery and equipment. The borrowing base is further reduced by the aggregate amount of the Company's outstanding letters of credit and is permanently reduced by the amount of any additional advances made to the company under the second term loan facility.

     The revolving loan and the term loans under the Credit Facilities mature on April 1, 2004. Quarterly principal payments are required for the term loans beginning in June 2002 if cashflows exceed certain specified targets over designated periods of time. The Credit Facilities are secured by a first lien on all non-real estate business assets of the Company and a pledge of the stock of the Company's subsidiaries. The Company is required to comply with the financial and other covenants contained in the Amended Loan Agreement. The revolving loan and the term loans accrue interest at a rate equal to 3.5% in excess of the prime rate of the banks. Certain fees are required to be paid to the banks in connection with the Credit Facilities. The Company expects that it will be able to negotiate a new borrowing facility prior to April 1, 2004; however, there can be no assurance that the Company will be able to do so.

     The Company has a $19,000,000 term loan facility which was used to permanently finance the Company's Dublin, Ohio distribution center completed in 1999 and to pay down other bank debt. The loan facility has an outstanding principal balance of $18,685,285 as of December 31, 2001. This term loan facility is payable in monthly principal and interest payments based upon a thirty year amortization schedule, bears interest at a fixed rate of 8.2%, and matures on September 1, 2009. This loan facility is secured by a first lien on all real property of the Company and letters of credit in favor of the lender, in an aggregate amount of $1,650,000.

  Other Liquidity Matters

     The Company completed the sale of certain of its manufacturing assets associated with its Silicon Valley facility on January 15, 2002 for approximately $1.0 million. The sale transaction was effective as of December 31, 2001.

     The Company and the landlord of its Silicon Valley facility agreed to terminate the lease for this facility on January 15, 2002. The lease termination agreement was effective as of December 31, 2001. The lease termination relieved the Company of paying approximately $12.2 million in lease payments due over the next seven years. In exchange for its agreement to terminate the lease, the landlord received a $1.5 million unsecured, non-interest bearing promissory note (discounted to $1,228,349 at 8.5%) due in four equal installments beginning in January 2003, approximately $1.1 million in cash, and 300,000 shares of the Company's common stock.

     Recurring capital needs resulted in the purchase of $1,587,000 in property, plant and equipment during 2001, as compared to $5,060,000 in 2000 and $21,371,000 in 1999. In addition, during 2001 the Company bought out certain equipment previously leased under operating leases totaling $948,000.

     The Company did not carry any off-balance sheet derivative financial instruments or have any off-balance sheet financial arrangements at December 31, 2001.

  Plan to Improve Liquidity and Financial Condition

     The Company had working capital of $700,000 as of December 31, 2001, as compared to working capital of $605,000 as of December 31, 2000. The Company incurred a net loss of $29,974,000 in 2001. Included in this loss were charges resulting from the impairment of goodwill and long-lived assets and restructuring charges totaling $20,576,000. As a result of such loss, the Company had shareholders' deficiency of $9,145,000 as of December 31, 2001, as compared to a shareholders' equity of $20,172,000 as of December 31, 2000. These financial conditions present both short-term and long-term liquidity issues for the Company.

     Management is addressing, and has addressed, the short-term liquidity situation in a number of ways. First, in response to declining pricing and reduced demand for CD-ROM products, management is transitioning the Company from a disc manufacturing company to a supply chain solutions company. Management is also focusing on higher-margin customers in certain industries and reducing the number of the Company's low-margin disc customers. Second, as discussed, management has significantly reduced expenses in a number of ways, such as implementing a 42% workforce reduction, closing the Company's Silicon Valley facility in 2001 and terminating the related lease, and continuing to implement cost saving measures. Finally, the maturity date of the Company's Credit Facilities was extended until April 2004.

     The Company has generated positive cash flows from operations in each of the last three fiscal years. Management believes that the Company's current focus on its core business customers, and continued cost saving measures will allow it to generate sufficient cash flows to meet operational needs in 2002. However, there can be no assurance that such measures will allow the Company to generate sufficient cash flows in 2002. Furthermore, additional actions will need to be taken to address then Company's long-term liquidity issues as a result of the Company's shareholders' deficiency.

     The Amended Loan Agreement with the banks includes financial covenants which require the Company to meet specified cash flow thresholds over designated periods of time. There can be no assurance that the Company will be able to meet these cash flow thresholds over such periods of time. See also "Forward Looking Statements; Risk Factors Affecting Future Results" which is part of this Item 7 for a further discussion of these and other risk factors which have affected and in the future could affect the Company's financial performance.

STATEMENT OF MANAGEMENT RESPONSIBILITY

     The consolidated financial statements of the Company are the responsibility of management, and those statements have been prepared in accordance with accounting principles generally accepted in the United Sates of America. All available information and management's judgment of current conditions and circumstances have been reflected. Management accepts full responsibility for the accuracy, integrity and objectivity of the financial information included in this report.

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

     Maintenance of sound internal control by division of responsibilities is augmented by internal review programs and an Audit Committee of the Board of Directors. The Audit Committee reviews the scope of the audits performed by the independent public accountants, Deloitte & Touche LLP, together with their audit report and any recommendations made by them. The independent accountants have free access to meet with the Audit Committee and Board of Directors with or without management representatives present.

Christopher A. Munro
President and
Chief Executive Officer

Gary W. Qualmann
Chief Financial Officer

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

RISKS ASSOCIATED WITH COMPANY'S FINANCIAL CONDITION

     For the years ended December 31, 2001, 2000, and 1999, the Company's net losses were $29,970,000, $17,530,000, and $2,850,000, respectively. The Company cannot assure shareholders when, or whether, the Company will become, or remain profitable. The continued incurrence of losses will have a material adverse effect on the Company's financial position and ability to continue operations.

     As of December 31, 2001, the Company had a shareholders' deficiency of $9,145,000. In the event of any sale or liquidation of the Company or its assets, there can be no assurance that any value will be realized by the Company's shareholders.

     The Company's Amended Loan Agreement with its banks includes financial covenants which require the Company to meet specified cash flow thresholds over designated periods of time. There can be no assurance that the Company will be able to meet these cash flow thresholds over such periods of time. The Company's failure to meet these cash flow thresholds is an event of default under the Amended Loan Agreement which would allow the banks to accelerate the payment of the Credit Facilities and to exercise their other rights and remedies under the Amended Loan Agreement, including the potential forced sale or liquidation of the Company or its assets.

     The Company's liquidity and its ability to meet its current and long-term financial obligations as they become due will be dependent upon the Company's financial performance and its ability to meet the cash flow thresholds required by the Amended Loan Agreement. The Company's failure to meet these cash flow thresholds would have a material adverse effect on the Company's financial position and ability to continue operations.

PRODUCT CONCENTRATION; DEMAND FOR PRODUCTS

     Revenues from CD-ROM manufacturing sales constituted substantially all of the Company's revenues for 2001. Although the Company is implementing a plan to increase revenues from its supply chain solution services, CD-ROM manufacturing sales are expected to continue to account for substantially all of the Company's revenues for the foreseeable future.

     The Company experienced a material decrease in revenues in its CD-ROM manufacturing sales in 2001. This decrease was caused, in part, by a decline in the demand for the Company's CD-ROM products and services, which decline was caused primarily by (i) a decline in general economic conditions, compounded by the events of September 11, 2001, (ii) the continued increase in customers using online and electronic methods to distribute information rather than CD-ROM, and
(iii) the continued maturation of the market for CD-ROM products. The Company anticipates that these factors will continue to impact the demand for the Company's CD-ROM products and services in 2002, which may cause a further decline in CD-ROM manufacturing sales in 2002. The continued decrease in demand for the Company's products and services would have a material adverse effect on the Company's operating results.

     Included in the Company's CD-ROM products and services are audio CDs for the radio syndication programming services market. Radio syndication sales significantly declined in 2001 and 2000 due to customers choosing to use CD-Recordable as a distribution method for smaller size orders, a trend that the Company believes will continue for the foreseeable future. Due to this change in the distribution method, along with the maturity of the radio syndication programming services market and the Company's existing share of sales in that market, the Company believes that revenues from radio syndication sales will continue to decline for the foreseeable future.

PRICING

     In 2001, the pricing for CD-ROM products and services continued to decline or remained at low-levels industry-wide due to excess manufacturing capacity, a trend the Company anticipates will continue into 2002. In prior years, market growth offset increased manufacturing capacity in the CD-ROM industry. However, this growth has ceased due to the maturation of this market. In addition, the Company's pricing of its new products and services may not in all cases be competitive with the other providers in the marketplace, and some new products and services may not be profitable.

COMPETITION

     The Company faces competition in the information distribution industry from a number of sources, such as traditional print publishers, distributors of information, CD-ROM manufacturers, and others. The Company's competitors vary by market segment and include many companies which are larger, more established, and have substantially more resources than the Company. The Company does not benefit from patents or proprietary technology, and competition may increase in the future.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not use derivative financial instruments in its investment portfolio except for forward contracts used to hedge the net receivable/payable position arising from an intercompany note between the Company and its European subsidiary. During the fourth quarter of 2001, the Company terminated these forward contracts, with the proceeds reducing the Company's debt to one of its lenders. The Company places its investments in instruments that meet high credit quality standards. The Company does not expect any material loss with respect to its investment portfolio.

     The Company utilizes term and revolving bank debt with variable interest rates of 3.5% above prime, and therefore, the Company is effected by changes in market interest rates. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2002, although there can be no assurances that interest rates will not significantly change.

     The effect of foreign exchange rate fluctuations on the Company's statements of operations for the year's ended December 31, 2001 and 2000 were not material. However, the Company could realize a significant effect of the currency fluctuation, based on a dollar note its Dutch subsidiary holds. The U.S. parent company is the holder of this note.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Metatec International, Inc.:

     We have audited the accompanying consolidated balance sheets of Metatec International, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Metatec International, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/  DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
March 1, 2002
Columbus, Ohio

                          METATEC INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   AT DECEMBER 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 1,981,184   $ 2,086,228
  Accounts receivable
     Trade, net of allowance for doubtful accounts of
      $401,000 and $351,000.................................   12,006,645    15,146,714
     Due from sale of assets................................    1,000,000             0
  Inventory.................................................    2,075,445     2,970,219
  Prepaid expenses..........................................      760,470     1,054,362
  Deferred income taxes.....................................            0       588,107
                                                              -----------   -----------
     Total current assets...................................   17,823,744    21,845,630
Property, plant and equipment -- net........................   29,381,661    50,455,317
Goodwill -- net.............................................            0     4,631,036
Other assets................................................      169,166       296,890
Deferred income taxes.......................................            0       104,000
                                                              -----------   -----------
TOTAL ASSETS................................................  $47,374,571   $77,332,873
                                                              ===========   ===========
LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable..........................................  $ 5,088,149   $ 6,411,588
  Accrued expenses:
     Royalties..............................................    5,468,135     3,712,796
     Personal property taxes................................    1,110,819     1,270,425
     Payroll................................................      911,014     1,193,054
     Restructuring..........................................    2,658,275        60,797
     Other..................................................    1,510,377     1,209,600
  Unearned income...........................................      194,366       234,235
  Current maturities of long-term real estate debt..........      157,399       170,087
  Current maturities of other long-term debt and capital
     lease obligations......................................       25,476     6,978,028
                                                              -----------   -----------
     Total current liabilities..............................   17,124,010    21,240,610
Long-term real estate debt..................................   18,527,886    18,623,708
Other long-term debt and capital lease obligations, less
  current maturities........................................   20,194,352    16,769,506
Other long-term liabilities.................................      673,403       527,172
                                                              -----------   -----------
     Total liabilities......................................   56,519,651    57,160,996
                                                              -----------   -----------
Commitments and contingencies (Notes 4, 5, and 6)
Shareholders' equity (deficiency):
  Common stock, no par value; authorized 10,000,000 shares;
     issued 2001 -- 7,217,855 shares; 2000 -- 7,177,855
     shares.................................................   35,031,138    34,991,138
  Accumulated deficit.......................................  (37,547,201)   (7,573,362)
  Accumulated other comprehensive loss......................     (786,480)   (1,423,362)
  Treasury stock, at cost; 1,081,742 shares.................   (5,822,537)   (5,822,537)
  Unamortized restricted stock..............................      (20,000)            0
                                                              -----------   -----------
     Total shareholders' equity (deficiency)................   (9,145,080)   20,171,877
                                                              -----------   -----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIENCY).......  $47,374,571   $77,332,873
                                                              ===========   ===========

See notes to consolidated financial statements.

                          METATEC INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         2001           2000           1999
                                                     ------------   ------------   ------------
NET SALES..........................................  $ 77,282,005   $104,231,047   $120,281,047
Cost of sales......................................    57,969,326     74,897,674     87,174,319
                                                     ------------   ------------   ------------
Gross profit.......................................    19,312,679     29,333,373     33,106,728
Selling, general and administrative expenses.......    25,245,823     27,374,306     32,910,549
Impairment of goodwill and assets and other
  restructuring costs..............................    20,575,956     16,112,287      1,050,722
                                                     ------------   ------------   ------------
OPERATING LOSS.....................................   (26,509,100)   (14,153,220)      (854,543)
Other income (expense):
     Investment income.............................        50,910         32,844         24,520
     Interest expense..............................    (3,473,649)    (4,242,242)    (3,336,267)
                                                     ------------   ------------   ------------
LOSS BEFORE INCOME TAXES...........................   (29,931,839)   (18,362,618)    (4,166,290)
Income taxes (benefit).............................        42,000       (830,000)    (1,320,000)
                                                     ------------   ------------   ------------
NET LOSS...........................................  $(29,973,839)  $(17,532,618)  $ (2,846,290)
                                                     ============   ============   ============
NET LOSS PER COMMON SHARE:
  Basic and diluted................................  $      (4.88)  $      (2.88)  $      (0.47)
                                                     ============   ============   ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic and diluted................................     6,136,002      6,085,426      6,074,879
                                                     ============   ============   ============

See notes to consolidated financial statements.

                          METATEC INTERNATIONAL, INC.

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                                                             RETAINED      ACCUMULATED
                                             ADDITIONAL     EARNINGS/         OTHER                     UNAMORTIZED
                                 COMMON        PAID-IN     (ACCUMULATED   COMPREHENSIVE    TREASURY     RESTRICTED
                                  STOCK        CAPITAL       DEFICIT)     INCOME (LOSS)      STOCK         STOCK         TOTAL
                               -----------   -----------   ------------   -------------   -----------   -----------   -----------
BALANCE AT DECEMBER 31,
  1998.......................  $   715,348   $34,218,577   $12,805,546     $    32,963    $(5,822,537)   $      0     $41,949,897
Comprehensive Loss:
  Net loss...................                               (2,846,290)                                                (2,846,290)
  Foreign currency
    translation adjustments..                                               (1,256,628)                                (1,256,628)
                                                                                                                      -----------
    Comprehensive loss.......                                                                                          (4,102,918)
Stock options exercised......          388        10,825                                                                   11,213
Tax benefit relating to stock
  options....................                      4,000                                                                    4,000
Elimination of par value.....   34,233,402   (34,233,402)
                               -----------   -----------   ------------    -----------    -----------    --------     -----------
BALANCE AT DECEMBER 31,
  1999.......................   34,949,138             0     9,959,256      (1,223,665)    (5,822,537)          0      37,862,192
Comprehensive Loss:
  Net loss...................                              (17,532,618)                                               (17,532,618)
  Foreign currency
    translation adjustments..                                                 (199,697)                                  (199,697)
                                                                                                                      -----------
    Comprehensive loss.......                                                                                         (17,732,315)
Stock options exercised......       32,000                                                                                 32,000
Tax benefit relating to stock
  options....................       10,000                                                                                 10,000
                               -----------   -----------   ------------    -----------    -----------    --------     -----------
BALANCE AT DECEMBER 31,
  2000.......................   34,991,138             0    (7,573,362)     (1,423,362)    (5,822,537)          0      20,171,877
Comprehensive Loss:
  Net loss...................                              (29,973,839)                                               (29,973,839)
  Foreign currency
    translation adjustments..                                                 (311,579)                                  (311,579)
  Gain on termination of
    forward contracts........                                                  948,461                                    948,461
                                                                                                                      -----------
    Comprehensive loss.......                                                                                         (29,336,957)
Issuance of restricted
  shares.....................       40,000                                                                                 40,000
Amortization of restricted
  stock......................                                                                             (20,000)        (20,000)
                               -----------   -----------   ------------    -----------    -----------    --------     -----------
BALANCE AT DECEMBER 31,
  2001.......................  $35,031,138   $         0   $(37,547,201)   $  (786,480)   $(5,822,537)   $(20,000)    $(9,145,080)
                               ===========   ===========   ============    ===========    ===========    ========     ===========

See notes to consolidated financial statements.

                          METATEC INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                           2001           2000          1999
                                                       ------------   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...........................................  $(29,973,839)  $(17,532,618)  $(2,846,290)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization...................    10,657,859     14,525,737    14,346,593
     Write-down of fixed assets and goodwill.........    15,466,456     15,637,642             0
     Deferred income tax expense (benefit)...........       692,107       (326,071)   (1,691,000)
     Tax benefit from stock options exercised........             0         10,000         4,000
     Net (gain) loss on sales of property, plant and
       equipment.....................................       816,802       (139,879)      (62,094)
     Changes in assets and liabilities:
       Accounts receivable...........................     3,027,769      5,326,390       606,178
       Inventory.....................................       885,858        673,818      (535,012)
       Prepaid expenses and other assets.............       296,248        278,908       105,334
       Accounts payable and accrued expenses.........     3,309,267     (3,719,477)      708,606
       Unearned income...............................       (30,894)        48,933        57,617
                                                       ------------   ------------   -----------
          Net cash provided by operating
            activities...............................     5,147,633     14,783,383    10,693,932
                                                       ------------   ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment..........    (1,586,647)    (5,060,166)  (21,371,106)
  Proceeds from the sales of property, plant and
     equipment.......................................        53,990        314,893       267,668
  Net cash used for acquisitions.....................             0              0      (314,212)
                                                       ------------   ------------   -----------
     Net cash used in investing activities...........    (1,532,657)    (4,745,273)  (21,417,650)
                                                       ------------   ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in long-term debt and capital lease
     obligations.....................................    40,450,449      4,139,597    33,595,339
  Payment of long-term debt and capital lease
     obligations.....................................   (44,154,272)   (14,099,986)  (23,680,182)
  Stock options exercised............................             0         32,000        11,213
                                                       ------------   ------------   -----------
     Net cash provided (used) by financing
       activities....................................    (3,703,823)    (9,928,389)    9,926,370
                                                       ------------   ------------   -----------
  Effect of exchange rate on cash....................       (16,197)       280,623       (63,989)
                                                       ------------   ------------   -----------
Increase (decrease) in cash and cash equivalents.....      (105,044)       390,344      (861,337)
Cash and cash equivalents at beginning of year.......     2,086,228      1,695,884     2,557,221
                                                       ------------   ------------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR.............  $  1,981,184   $  2,086,228   $ 1,695,884
                                                       ============   ============   ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid......................................  $  3,352,231   $  4,250,213   $ 3,950,812
                                                       ============   ============   ===========
  Income taxes paid (refunded).......................  $   (667,375)  $   (837,228)  $    34,249
                                                       ============   ============   ===========
  Assets purchased for the assumption of
     liabilities.....................................  $     33,462   $    237,738   $ 1,452,313
                                                       ============   ============   ===========
  Gain on termination of forward contracts...........  $    948,461   $          0   $         0
                                                       ============   ============   ===========
  Assets sold for the assumption of receivable.......  $  1,000,000   $          0   $    41,993
                                                       ============   ============   ===========
  Termination of capital lease.......................  $  1,160,742   $          0   $         0
                                                       ============   ============   ===========
  Note payable issued for capital lease
     termination.....................................  $ (1,228,347)  $          0   $         0
                                                       ============   ============   ===========

See notes to consolidated financial statements.

                          METATEC INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation -- The consolidated financial statements include the accounts of Metatec International, Inc., an Ohio corporation, and its wholly owned subsidiaries (the "Company" or "Metatec"). All significant intercompany accounts and transactions have been eliminated. Metatec's subsidiaries maintain separate financial statements.

     Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Management believes those estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from these estimates.

     Nature of Operations -- The operations of the Company are in the information industry primarily providing optical disc manufacturing, packaging and distribution for specific customers, primarily in North America and Europe. The Company maintains one manufacturing, sales, distribution and development facility in the United States and one in Europe. The revenues from product sales are recognized at the time the products are shipped. During 2000, the Company began to shift its focus to supply chain solution services with its core CD-ROM manufacturing capabilities serving as a component of the supply chain.

     The Company incurred net losses of approximately $29,974,000, $17,533,000 and $2,846,000 in 2001, 2000 and 1999, respectively. Included in the losses are non-recurring charges resulting from the impairment of goodwill and long-lived assets and restructuring charges totaling approximately, $20,576,000, $16,112,000 and $1,051,000 in 2001, 2000 and 1999, respectively. Also, as of
December 31, 2001, the Company had a shareholders' deficiency of $9,145,000. However, the Company generated positive cash flows from operations in each of these years. Additionally, the Company successfully amended certain terms and financial covenants of its Bank Credit Facilities, extending the maturity date to 2004. Management believes that the Company's current focus on its core business customers, and continued cost saving measures will allow it to generate sufficient cash flows to meet operational needs in 2002.

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

     Goodwill -- Goodwill represented the excess of cost over net assets acquired and was amortized using the straight-line method over estimated useful lives ranging from 10 to 15 years. In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets," at each balance sheet date, a determination is made by management to ascertain whether goodwill and other long-lived assets have been impaired based on several criteria, including, but not limited to, revenue trends, undiscounted operating cash flows and other operating factors. At the end of 2001, management determined that certain assets were impaired (See Note
2). Accumulated amortization was $5,810,929 at December 31, 2000.

     Income Taxes -- The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which uses the liability method to calculate deferred income taxes. This standard requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible

                          METATEC INTERNATIONAL, INC.

temporary differences between the financial statement basis and income tax basis of assets and liabilities and net operating loss carry forwards to the extent realization is more likely than not.

     Advertising -- The Company expenses advertising costs as incurred. Advertising expense was $122,341, $10,153 and $8,711 for 2001, 2000 and 1999,
respectively.

     Net Loss Per Common Share -- Basic net loss per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed similarly but includes the dilutive effect of stock options. During 2001, 2000 and 1999, the effect of stock options was anti-dilutive.

     Comprehensive Income (Loss) -- SFAS No. 130, "Reporting Comprehensive Income" requires the reporting and display of comprehensive income (loss) and its components for all years presented. The Company had other comprehensive loss related to foreign currency translation adjustments of $311,579 in 2001, and $199,697 in 2000. During November, 2001, the Company terminated its forward contracts. The related gain of $948,461 is shown as an offset to other comprehensive income and is being accreted to net income over the remaining life of the original contracts.

     Financial Instruments -- The Company entered into a series of forward contracts (against the Euro and U.S. Dollar) to hedge an intercompany note between the Company and its European subsidiary. The Company is not a party to leveraged derivatives and does not hold or issue financial instruments for speculative purposes. The purpose of the Company's hedging is to protect it from the risk that the eventual functional currency inflows resulting from the intercompany payments will be adversely affected by changes in exchange rates. The forward contracts were designed to correspond with the repayment schedule contained within the intercompany note. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. During the fourth quarter of 2001, the above noted forward contracts were terminated. The Company realized a gain on the termination of these contracts of $948,461 which was used to pay down an operating lease with one of its lenders. This gain was recorded in other comprehensive income and is being accreted to net income over the remaining term of the intercompany note.

     The Company does not carry any off balance sheet derivative financial instruments at December 31, 2001.

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

     Impact of New Accounting Standards -- SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS 142 is effective for all fiscal years beginning after December 15, 2001, and requires changes in the amortization of certain goodwill and intangible assets, including an annual assessment of possible impairment. Management believes the adoption of this statement will have no impact on the Company's consolidated financial statements since the Company's goodwill was fully impaired at December 31, 2001 and written off.

                          METATEC INTERNATIONAL, INC.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." While this statement supercedes SFAS No. 121, "Accounting for Impairment of Long-Lived Assets to Be Disposed Of" it retains the fundamental provisions of SFAS No. 121 for recognition and impairments of assets to be held and used, and assets to be disposed of by sale. This statement is effective for the first quarter in the year ended December 31, 2002. Management does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

2.  IMPAIRMENT OF ASSETS AND RESTRUCTURING CHARGES

                                                                       LOSS ON
                                           TERMINATION   EXIT/OTHER   WRITE-DOWN
DESCRIPTION                                 BENEFITS       COSTS      OF ASSETS     TOTAL
-----------                                -----------   ----------   ----------   --------
                                                              IN '000'S
Provision 1999...........................    $  488        $  562                  $  1,050
Payments 1999............................      (199)                                   (199)
                                             ------        ------      --------    --------
Accrued balance
  December 31, 1999......................    $  289        $  562                  $    851
Provision 2000...........................       475                      15,637      16,112
Payments 2000............................      (764)         (412)                   (1,176)
Asset Write-offs 2000....................                               (15,637)    (15,637)
                                             ------        ------      --------    --------
Accrued balance
  December 31, 2000......................    $   --        $  150      $     --    $    150
Provision 2001...........................     1,975         3,135        15,466      20,576
Payments 2001............................      (607)         (184)                     (791)
Asset Write-offs 2001....................                               (15,466)    (15,466)
                                             ------        ------      --------    --------
Accrued balance
  December 31, 2001......................    $1,368        $3,101      $     --    $  4,469
                                             ======        ======      ========    ========
Accrued Restructuring -- Current.........    $  802        $1,856      $     --    $  2,658
                                             ======        ======      ========    ========

     During 2001, the Company made decisions to reduce selling, general and administrative expenses by restructuring its support services through workforce reductions in Dublin, Ohio ("Dublin"); Milpitas, California ("Silicon Valley"); and Breda, The Netherlands ("Breda") facilities.

     Additional restructuring charges were incurred during the fourth quarter of 2001, related to the closure of the Company's Silicon Valley facility. In relation to this restructuring, the Company completed the sale of its manufacturing assets associated with Silicon Valley and terminated the lease on this facility, all of which was effective December 31, 2001. In exchange for its agreement to terminate the lease, the landlord received a $1.5 million unsecured, non-interest bearing promissory note (discounted to $1,228,349 at 8.5%) due in four equal installments beginning in January 2003, approximately $1.1 million in cash, and 300,000 shares of the Company's common stock (See Note
4). In addition, the Company took a write-off related to the closing of two sales offices during 2001.

     In December 2001, a determination was made by management that goodwill and specific fixed assets associated with the Company's Dublin and Breda operations were impaired. This decision was based upon an analysis of expected future cash flows and required a writedown of these assets. Accordingly, a writedown of goodwill ($3,838,548) and fixed assets ($9,172,764) totaling $13,011,312, was recorded using discounted future cash flows to estimate fair value. In addition, management made the decision that certain modules of the Company's ERP system which were under development would not be completed and implemented, resulting in a write-off of $2,455,144.

                          METATEC INTERNATIONAL, INC.

     During the first quarter of 2000, the Company made a decision to reduce selling, general and administrative expenses by restructuring its support services through a workforce reduction in Dublin and in Silicon Valley facilities. At that time the Company incurred a restructuring charge of $430,561 primarily for severance and termination benefits. During the fourth quarter of 2000, the Company made another workforce reduction at the Silicon Valley facility resulting in a restructuring charge of $44,084 primarily for severance and termination benefits.

     At the end of 2000, a determination was made by management that goodwill and specific fixed assets associated with the Company's Silicon Valley operations, which were acquired from Imation Corporation ("Imation") in September 1998, were impaired. This decision was based upon an analysis of expected future cash flows and required a writedown of these assets. Accordingly, a writedown of goodwill ($11,695,618) and fixed assets ($3,942,024) totaling $15,637,642, was recognized using discounted future cash flows to estimate fair value.

     During the fourth quarter of 1999, the Company made a decision to close its Menomonie, Wisconsin client services center. As a result of this action, the Company incurred restructuring charges of $488,255 primarily for severance and termination benefits. In addition, the Company relocated its California facility from Fremont to Silicon Valley during 1999, causing the Company to incur restructuring charges of $562,467. These costs related primarily to estimated lease costs, net of estimated sub-lease rentals of $1,067,000, which will be incurred during the remainder of the Fremont lease term to 2003.

3.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following at December 31:

                                                               2001           2000
                                                           ------------   ------------
Land.....................................................  $  2,579,787   $  2,579,787
Buildings and improvements...............................    22,481,432     29,839,604
Machinery and equipment..................................    40,876,217     51,583,135
Furniture and fixtures...................................     4,402,960      6,138,325
Computer equipment and related software..................     9,561,582     11,455,271
Equipment installation...................................             0      2,860,754
                                                           ------------   ------------
          Total..........................................    79,901,978    104,456,876
Less accumulated depreciation and impairment.............   (50,520,317)   (54,001,559)
                                                           ------------   ------------
Net property, plant and equipment........................  $ 29,381,661   $ 50,455,317
                                                           ============   ============

4.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations consisted of the following at December 31:

                                                                2001          2000
                                                             -----------   -----------
Term debt..................................................  $ 9,835,488   $14,958,000
Revolving line of credit...................................    9,095,953     7,500,000
Real estate financing......................................   18,685,285    18,793,796
Fleming Business Park......................................    1,228,349             0
Capital lease obligations..................................       60,038     1,289,534
                                                             -----------   -----------
          Total............................................   38,905,113    42,541,330
Less current maturities....................................     (182,875)   (7,148,115)
                                                             -----------   -----------
Long-term debt and capital lease obligations...............  $38,722,238   $35,393,215
                                                             ===========   ===========

                          METATEC INTERNATIONAL, INC.

     The Company's banks have provided a $37,000,000 term loan facility and a $13,000,000 revolving loan facility to the Company (the "Credit Facilities"). The term loan facility and a portion of the revolving loan facility were used to finance the 1998 Imation asset purchase. As of December 31, 2001, $9,326,250 and $9,605,191 was outstanding under the term loan facility and the revolving loan facility, respectively. The Company was not in compliance with certain of its financial and other covenants as of December 31, 2001.

     On February 8, 2002, the Company entered into an amended and restated loan agreement (the "Amended Loan Agreement") with its banks which replaced the Company's prior agreement with its banks. Under the Amended Loan Agreement, the Credit Facilities consist of three separate loans: (1) an asset based revolving loan facility with a borrowing base as described below; (2) a term loan facility in the principal amount of $9,326,250; and (3) a second term loan facility in the original principal amount of $509,238, which principal amount may be increased up to $1,000,000 by advances made to the Company through December 31, 2002. The borrowing base of the revolving loan facility is limited to the lesser of (i) $12,490,762, or (ii) the sum of (A) 80% of eligible domestic accounts receivable, plus (B) 30% of eligible domestic inventory, plus (C) 90% of domestic machinery and equipment. The borrowing base is further reduced by the aggregate amount of the Company's outstanding letters of credit and is permanently reduced by the amount of any additional advances made to the company under the second term loan facility.

     The revolving loan and the term loans mature on April 1, 2004. Quarterly principal payments are required, beginning in June 2002 if cash flow, as defined, exceeds certain predetermined targets. The Credit Facilities are secured by a first lien on all non-real estate business assets of the Company and a pledge of the stock of the Company's subsidiaries. The Company is required to comply with the financial and other covenants contained in the Amended Loan Agreement. The revolving loan and the term loans accrue interest at a rate equal to 3.5% in excess of the prime rate of the banks. Certain fees are required to be paid to the banks in connection with the Credit Facilities.

     The Company has a $19,000,000 term loan facility which was used to permanently finance the Company's Dublin, Ohio distribution center completed in 1999 and to pay down other bank debt. The loan facility has an outstanding principal balance of $18,685,285 as of December 31, 2001. This term loan facility is payable in monthly principal and interest payments based upon a thirty year amortization schedule, bears interest at a fixed rate of 8.2%, and matures on September 1, 2009. This loan facility is secured by a first lien on all real property of the Company and letters of credit in favor of the lender, in an aggregate amount of $1,650,000.

     The Company entered into a $1,500,000 long-term note with its former landlord, Fleming Business Park, effective December 31, 2001 (See Note 2). This is an unsecured, non-interest bearing note which was discounted at 8.5%, due in four equal annual installments beginning in January 2003.

     The estimated fair value of the Company's long-term obligations approximated their carrying amount at December 31, 2001 and 2000, based on current market prices for the same or similar issues.

     The terms of the Company's credit facilities prohibit it from paying cash dividends or making any other distributions to shareholders without the prior consents of the administrative agent of these credit facilities.

     Total long-term debt maturities from 2002 to 2006, assuming no additional principal payments based on excess cashflow are as follows: $182,875, $464,111, $19,417,800, $519,975, $565,040 respectively, and $17,755,312 thereafter.

5.  LEASES

     At December 31, 2001, the Company leased $77,729 of office equipment with related accumulated depreciation of $18,234, under non-cancelable capital lease agreements expiring at various dates through 2004. Maintenance, insurance, and tax expenses are the responsibility of the Company under the agreements.

     Operating lease expense was $1,921,966, $2,229,479 and $3,126,464 for 2001,
2000 and 1999, respectively.

                          METATEC INTERNATIONAL, INC.

     The future annual minimum lease payments under all capital leases, together with the present value of the minimum lease payments, and the future minimum rental payments required under all operating leases that have initial or remaining lease terms in excess of one year are as follows:

                                                          CAPITAL LEASES   OPERATING LEASES
                                                          --------------   ----------------
Year ending December 31:
  2002..................................................     $29,782           $511,193
  2003..................................................      24,198            229,240
  2004..................................................      11,837            107,157
                                                             -------           --------
          Total minimum lease payments..................      65,817           $847,590
                                                             =======           ========
Less amount representing interest.......................      (5,779)
                                                             -------
Present value of net minimum payments...................     $60,038
                                                             =======

6.  COMMITMENTS AND CONTINGENCIES

     Self-Insurance -- The Company is self-insured with respect to medical and dental claims for United States employees. The Company has obtained stop-loss insurance for claims in excess of $100,000 per individual per year and $1,000,000 lifetime maximum per individual. The Company has recorded an estimated liability for self-insured claims incurred but not reported at December 31, 2001 and 2000 of $270,000 and $350,000, respectively. The Company is also self- insured with respect to short term disability claims.

     Litigation -- The Company and numerous other parties have been named as defendants in a court proceeding filed in the United States District Court for the District of Arizona by the plaintiff, Lemelson Medical, Education & Research Foundation, Limited Partnership. In that court proceeding, the plaintiff is alleging that the defendants have infringed upon certain patents that allegedly are enforceable by the plaintiff. This court proceeding has been stayed pending the outcome of parallel litigation in Nevada that is challenging the validity of plaintiff's patents. At this time, the Company is unable to determine the likelihood of the outcome of either the Arizona or Nevada proceedings or whether an unfavorable outcome will be material to the Company.

     The Company is involved in various legal claims arising from the normal course of business. While the ultimate liability, if any, from these proceedings is presently indeterminable, in the opinion of management, these matters should not have a material adverse effect on the consolidated financial statements of the Company.

                          METATEC INTERNATIONAL, INC.

7.  INCOME TAXES

     The components of income tax expense (benefit) were as follows:

                                                    2001          2000          1999
                                                ------------   -----------   -----------
Federal:
  Current.....................................  $   (472,000)  $  (638,000)  $   132,000
  Deferred....................................        89,000         9,000      (909,000)
                                                ------------   -----------   -----------
     Total Federal............................      (383,000)     (629,000)     (777,000)
                                                ------------   -----------   -----------
State and Local:
  Current.....................................       (93,000)       72,000       444,000
  Deferred....................................       741,000      (230,000)     (618,000)
                                                ------------   -----------   -----------
     Total State and Local....................       648,000      (158,000)     (174,000)
Foreign
  Current.....................................         9,000       (21,000)     (205,000)
  Deferred....................................      (232,000)      (22,000)     (164,000)
                                                ------------   -----------   -----------
     Total Foreign............................      (223,000)      (43,000)     (369,000)
                                                ------------   -----------   -----------
Total.........................................  $     42,000   $  (830,000)  $(1,320,000)
                                                ============   ===========   ===========

     Total loss before income tax expense in 2001 was comprised of $4,025,587 in foreign losses and $25,906,252 in domestic losses. Total loss before income tax benefit in 2000 was comprised of $167,475 in foreign losses and $18,195,143 in domestic losses. Total loss before income tax benefit in 1999 was comprised of $732,584 in foreign losses and $3,433,706 in domestic losses.

     Significant differences between income tax expense (benefit) recorded for financial reporting purposes and income taxes (benefit) calculated using the Federal statutory rate of 34% are as follows:

                                                    2001          2000          1999
                                                ------------   -----------   -----------
Tax benefit at statutory rate.................  $(10,177,000)  $(6,244,000)  $(1,417,000)
State and local tax expense (benefit), net of
  federal benefit.............................       428,000      (104,000)      114,000
Non deductible goodwill.......................       153,000       161,000       156,000
Change in valuation reserve...................     9,605,000     5,317,000             0
Other.........................................        33,000        40,000        55,000
                                                ------------   -----------   -----------
Total.........................................  $     42,000   $  (830,000)  $(1,320,000)
                                                ============   ===========   ===========

                          METATEC INTERNATIONAL, INC.

     Deferred income taxes recorded in the consolidated balance sheets at December 31, 2001 and 2000 consisted of the following:

                                                                2001          2000
                                                             -----------   -----------
Deferred tax assets:
State tax credit (expires 2005)............................  $   595,000   $   687,000
Allowance for doubtful accounts............................      139,000       116,000
Net operating loss carryforwards...........................    8,419,000     7,188,000
Restructuring charges......................................    1,684,000             0
Impaired assets............................................    6,974,000             0
Depreciation...............................................    1,692,000             0
Accrued medical insurance..................................      120,000       156,000
Foreign currency...........................................            0        94,000
Other......................................................      459,000       360,000
Valuation allowance........................................  (19,729,000)   (5,317,000)
                                                             -----------   -----------
          Total deferred tax assets........................      353,000     3,284,000
                                                             -----------   -----------
Deferred tax liabilities:
Depreciation...............................................            0     2,047,000
Prepaid expenses...........................................      174,000       177,000
Foreign currency...........................................      162,000             0
Other......................................................       17,000       368,000
                                                             -----------   -----------
          Total deferred tax liabilities...................      353,000     2,592,000
                                                             -----------   -----------
Net deferred tax asset (liability).........................  $         0   $   692,000
                                                             ===========   ===========

     The Company has available net operating loss carry forwards for tax purposes of approximately $17,830,000 expiring through 2016. The Company also has available certain net operating loss carry forwards for tax purposes of approximately $216,000 which expire in 2005 which may only be used to offset certain operations of the Company. On March 9, 2002, the President signed the Job Creation and Worker Assistance Act of 2002 into law. This law extended the carry back period from two years to five years for net operating losses arising in the 2001 and 2002 taxable years. The Company will record a benefit of approximately $710,000 in 2002 related to this law.

     A valuation allowance has been provided to offset the net deferred tax assets due to the uncertainty surrounding the realizability of such assets.

     At December 31, 2001 there were no unremitted earnings of subsidiaries outside the United States, due to cumulative net losses in these subsidiaries. Accordingly, no deferred income taxes for additional United States federal income taxes from the distribution of foreign earnings is required.

8.  BENEFIT PLANS

     Substantially all U.S. associates are enrolled in a Company-sponsored defined contribution plan established under Section 401(k) of the Internal Revenue Code. The Company's contribution under the plan was approximately $342,010, $641,900 and $703,300 for 2001, 2000 and 1999, respectively. During
2001, the Company's contribution remained at 75% of the associate's contribution up to a maximum of 5% of the associate's annual compensation. The funds are invested in mutual funds.

     The Company initiated a performance sharing plan (Open Book Management
Plan) for employees during 1998. All employees are eligible for this plan after a six-month waiting period. Each employee is assigned points at the beginning of the year, and these points pay quarterly bonuses based on actual results as compared to planned results. No performance sharing was recorded or distributed for the year 2001 or 2000. The Company

                          METATEC INTERNATIONAL, INC.

recorded $427,028 in performance sharing bonuses earned for 1999, of which $357,674 was paid as of December 31, 1999, with the remainder paid in 2000.

9.  STOCK OPTION PLANS

     The Company has a 1999 Directors' Stock Option Plan (the "1999 Directors Plan") under which a maximum of 300,000 common shares may be issued. The 1999 Directors Plan replaced the Company's 1992 Directors' Stock Option Plan, and no additional options will be issued under the 1992 plan. The 1999 Directors Plan automatically grants 5,000 options to each non-employee director immediately following the Company's annual meeting of shareholders. These options are fully vested on the grant date. In addition, for each non-employee director, when they first become a director, the 1999 Directors Plan automatically grants 10,000 one-time options. These one-time options vest in equal installments over a four year period. As of December 31, 2001, there have been 100,000 options granted under the 1999 Directors Plan, none of which were forfeited, none of which were exercised, and all but 17,500 were exercisable. As of December 31, 2001, there have been 164,925 options granted under the 1992 Director's Stock Option Plan, 110,080 of which were forfeited, 22,345 of which were exercised and 32,500 of which are exercisable.

     The option price of shares subject to an option for the directors stock option plans is the fair market value of the shares at the time the option is granted. No options issued are exercisable after five years from the date of grant.

     The Company has a 1990 Stock Option Plan under which a maximum of 1,610,000 Common Shares may be issued. This Plan is available to all full time employees of the Company or its subsidiary corporations and, in the case of non-qualified options, directors of subsidiaries of the Company (other than directors of such subsidiaries who are also directors of the Company). As of December 31, 2001, there have been 2,673,725 options granted under this plan, 1,305,300 of which were forfeited, 261,950 of which were exercised and 702,550 of which are exercisable.

     The Company's Compensation Committee has the authority to grant incentive options and non-qualified options. Only officers and other key employees of the Company or its subsidiary corporations are eligible for grants of incentive options.

     At December 31, 2001, no incentive options had been granted. Both incentive and non-qualified options vest over a period of from one to four years from the date of grant, and are not exercisable after 10 years from the date of grant. The option price of both incentive options and non-qualified options is equal to the fair market value of the shares at the time the options are granted.

     The following summarizes all stock option transactions from January 1, 1999 through December 31, 2001:

                                                           PER SHARE      WEIGHTED AVERAGE
                                            SHARES       OPTION PRICE      EXERCISE PRICE
                                           ---------    ---------------   ----------------
Outstanding at December 31, 1998.........  1,062,075    $1.50 to $12.88        $5.58
Granted..................................    299,500    $3.00 to $ 6.63        $5.02
Exercised................................     (3,875)   $1.50 to $ 4.38        $2.89
Terminated...............................    (84,875)   $4.38 to $11.58        $8.82
                                           ---------
Outstanding at December 31, 1999.........  1,272,825    $1.50 to $12.88        $5.24
Granted..................................    305,300    $1.03 to $ 3.19        $2.58
Exercised................................    (20,500)   $1.50 to $ 1.75        $1.56
Terminated...............................   (380,400)   $3.00 to $ 6.00        $4.99
                                           ---------
Outstanding at December 31, 2000.........  1,177,225    $1.03 to $12.88        $4.67
Granted..................................    181,375    $0.77 to $ 1.31        $0.98
Terminated...............................   (119,625)   $2.50 to $12.88        $4.87
                                           ---------
Outstanding at December 31, 2001.........  1,238,975    $0.77 to $11.50        $4.13
                                           =========

                          METATEC INTERNATIONAL, INC.

     The following presents information for common shares exercisable as of December 31:

                                                         2001       2000       1999
                                                       --------   --------   --------
Weighted Average Exercise Price......................  $   5.00   $   5.52   $   5.56
                                                       ========   ========   ========
Common Shares Exercisable............................   817,550    694,719    660,500
                                                       ========   ========   ========

     The following table summarizes information about options outstanding at December 31, 2001:

                 OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
------------------------------------------------------      -------------------------------------------------
                                      WEIGHTED-AVERAGE
      RANGE OF                           REMAINING          WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE
   EXERCISE PRICES       NUMBER       CONTRACTUAL LIFE       EXERCISE PRICE      NUMBER       EXERCISE PRICE
   ---------------      ---------     ----------------      ----------------     -------     ----------------
$0.77 - $1.03             165,000           8.3                  $ 0.94           31,250          $ 0.89
$1.19 - $1.75              21,375           6.8                  $ 1.25                0          $ 0.00
$2.50 - $3.19             285,300           7.8                  $ 2.63           92,575          $ 2.66
$3.88 - $5.31             396,600           6.0                  $ 4.70          323,025          $ 4.71
$5.88 - $6.63             370,000           5.7                  $ 6.17          370,000          $ 6.17
$11.50                        700           2.3                  $11.50              700          $11.50
                        ---------                                                -------
                        1,238,975                                $ 4.11          817,550          $ 5.00
                        =========                                                =======

     The weighted average fair value per share of options granted during 2001, 2000 and 1999 were $0.98, $2.58 and $5.02, respectively.

     At December 31, 2001 options for 200,000 and 211,575 common shares (total of 411,575) were reserved for future grant under the 1999 Directors Plan and the 1990 Stock Option Plan, respectively.

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net loss) and net loss per common share, net of related income tax benefits, would have resulted in the amounts as reported below. In determining the estimated fair value of each option granted on the date of grant, the Company uses the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 2001, 2000 and 1999, respectively: dividend yield of 0%; expected volatility of 85.19%, 83.16% and 62%; risk-free interest rates based on the constant maturity rates for Treasuries that mature in accordance with the vesting period of the options granted.

                                                   2001           2000          1999
                                               ------------   ------------   -----------
Net loss --
  As reported................................  $(29,973,839)  $(17,532,618)  $(2,846,290)
  Pro forma..................................  $(29,989,447)  $(17,665,757)  $(3,116,219)
Loss per share --
  As reported
  Basic and diluted..........................  $      (4.88)  $      (2.88)  $     (0.47)
Pro forma --
  Basic and diluted..........................  $      (4.89)  $      (2.90)  $     (0.51)

     The pro forma amounts are not representative of the effects on reported net earnings or earnings per common share for future years.

                          METATEC INTERNATIONAL, INC.

10.  SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

     SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" established revised standards for public companies relating to the reporting of financial information about operating segments. In accordance with SFAS No. 131, the Company has determined that it has one reportable segment. However, the Company does operate in two primary geographic areas and two classes of products.

     Revenues are attributed to specific geographical areas based on origin of order generation. Geographic information for the years ended December 31 are as follows:

                                                                U.S.         EUROPE
                                                            ------------   -----------
2001
  Sales...................................................  $ 67,514,000   $ 9,768,000
  Long-lived assets.......................................  $ 28,940,000   $   611,000
2000
  Sales...................................................  $ 92,856,000   $11,375,000
  Long-lived assets.......................................  $ 50,836,000   $ 4,547,000
1999
  Sales...................................................  $107,644,000   $12,637,000
  Long-lived assets.......................................  $ 76,267,000   $ 6,075,000

     Revenues attributed to product types are distinguished as CD-ROM sales and other sales. Information for the years ended December 31 are as follows:

                                                              CD-ROM      OTHER PRODUCTS
                                                           ------------   --------------
2001
  Sales..................................................  $ 71,667,000    $ 5,615,000
2000
  Sales..................................................  $ 97,790,000    $ 6,441,000
1999
  Sales..................................................  $112,749,000    $ 7,532,000

     No customer accounted for greater than 10% of net sales for any of the three years in the period ended December 31, 2001.

11.  CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

QUARTER ENDED                               MARCH 31       JUNE 30     SEPTEMBER 30   DECEMBER 31
-------------                              -----------   -----------   ------------   -----------
2001
  Net Sales..............................  $21,048,545   $18,861,865   $17,478,841    $19,892,754
  Gross Profit...........................    5,742,373     5,164,680     3,640,983      4,764,643
  Net Loss...............................   (1,926,600)   (2,095,547)   (3,482,773)   (22,468,919)
  Net Loss per common share:
     Basic and diluted...................  $     (0.31)  $     (0.34)  $     (0.57)   $     (3.66)
2000
  Net Sales..............................  $27,637,107   $26,178,157   $26,351,076    $24,064,708
  Gross Profit...........................    8,158,795     7,318,880     6,908,390      6,947,308
  Net Earnings(loss).....................     (168,239)       70,200      (886,626)   (16,547,953)
  Net Earnings(loss) per common share:
     Basic and diluted...................  $     (0.03)  $      0.01   $     (0.15)   $     (2.71)

     The quarter ended March 31, 2001 and September 30, 2001, included restructuring charges of $109,564 and $415,577 respectively. The quarter ended December 31, 2001 included a $20,050,814 charge of which

                          METATEC INTERNATIONAL, INC.

$13,011,312 represents the write down of goodwill and long-lived assets associated with the Dublin and Breda facilities. The remainder consisted of costs associated with the closure of the Company's Silicon Valley facility and severance and termination costs related to the Dublin facility.

     The quarter ended March 31, 2000, included $430,561 of restructuring charges. The quarter ended December 31, 2000 included a $15,681,726 charge of which $15,637,642 represents the write down of goodwill and long-lived assets associated with the Imation purchase of Silicon Valley assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Information required under this Item with respect to directors will be contained in the Company's proxy statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2001, and is hereby incorporated herein by reference. Information regarding the executive officers of the Company may be found under the caption "Executive Officers of the Company" in Part I and is also incorporated by reference into this Item 10.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required under this Item will be contained in the Company's proxy statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2001, and is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required under this Item will be contained in the Company's proxy statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2001, and is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required under this Item will be contained in the Company's proxy statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2001, and is hereby incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements

         The following financial statements of the Company are included in Item 8:

         Consolidated Balance Sheets as of December 31, 2001 and 2000

         Consolidated Statements of Operations for the Years Ended
         December 31, 2001, 2000 and 1999

         Consolidated Statements of Shareholders' Equity for the
         Years Ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Cash Flows for the Years Ended
         December 31, 2001, 2000 and 1999

         Notes to Consolidated Financial Statements

         Independent Auditors' Report

(a)(2)   Financial Statement Schedules

         The financial statement schedule for the years ended
         December 31, 2001, 2000 and 1999 is included in this report following the signatures and should be read in conjunction with the Consolidated Financial Statements included in Item
         8:

         Schedule II -- Consolidated Valuation and Qualifying
         Accounts and Reserves

         All other financial statement schedules have been omitted because they are not applicable or the required information is included in the Company's consolidated financial statements or notes thereto.

(a)(3)  Listing of Exhibits

                                                                   IF INCORPORATED BY REFERENCE,
   EXHIBIT                                                        DOCUMENT WITH WHICH EXHIBIT WAS
     NO.                     DESCRIPTION OF EXHIBIT                  PREVIOUSLY FILED WITH SEC
   -------                   ----------------------               -------------------------------
       3(a)           Amended and Restated Articles of         Registration Statement on Form S-8,
                      Incorporation of Metatec                 File No. 333-03125 (see Exhibit 4(a)
                      International, Inc.                      therein).
       3(b)           Code of Regulations of Metatec           Registration Statement on Form S-8,
                      International, Inc.                      File No. 333-03125 (see Exhibit 4(b)
                                                               therein).
       4              Form of Share Certificate                Registration Statement on Form S-8,
                                                               File No. 333-03125 (see Exhibit 4(c)
                                                               therein).
      10(a)*          Amended and Restated Employment          Annual Report on Form 10-K for the
                      Agreement dated March 23, 1993,          fiscal year ended December 31, 1992
                      between Metatec International, Inc.      (See Exhibit 10(h) therein).
                      and Jeffrey M. Wilkins
      10(b)*          First Amendment to Amended and           Annual Report on Form 10-K for the
                      Restated Employment Agreement dated      fiscal year ended December 31, 1995
                      March 21, 1996, between Metatec          (See Exhibit 10(c) therein).
                      International, Inc. and Jeffrey M.
                      Wilkins
      10(c)*          Second Amendment to Amended and          Annual Report on Form 10-K for the
                      Restated Employment Agreement dated      fiscal year ended December 31, 1998
                      February 17, 1998, between Metatec       (see Exhibit 10(d) therein).
                      International, Inc. and Jeffrey M.
                      Wilkins
      10(d)*          Metatec International, Inc. 1990         Annual Report on Form 10-K for the
                      Stock Option Plan                        fiscal year ended December 31, 1991
                                                               (see Exhibit 10(k) therein).

                                                                   IF INCORPORATED BY REFERENCE,
   EXHIBIT                                                        DOCUMENT WITH WHICH EXHIBIT WAS
     NO.                     DESCRIPTION OF EXHIBIT                  PREVIOUSLY FILED WITH SEC
   -------                   ----------------------               -------------------------------
      10(e)*          Amendment No. 1 to Metatec               Registration Statement on Form S-8,
                      International, Inc. 1990 Stock Option    File No. 33-48022 (see Exhibit 4(d)
                      Plan                                     therein).
      10(f)*          Amendment No. 2 to Metatec               Annual Report on Form 10-K for the
                      International, Inc. 1990 Stock Option    fiscal year ended December 31, 1992
                      Plan                                     (see Exhibit 10(k) therein).
      10(g)*          Amendment No. 3 to Metatec               Annual Report on Form 10-K for the
                      International, Inc. 1990 Stock Option    fiscal year ended December 31, 1993
                      Plan                                     (see Exhibit 10(g) therein).
      10(h)*          Amendment No. 4 to Metatec               Annual Report on Form 10-K for the
                      International, Inc. 1990 Stock Option    fiscal year ended December 31, 1995
                      Plan                                     (See Exhibit 10(h) therein).
      10(i)*          Amendment No. 5 to Metatec               Annual Report on Form 10-K for the
                      International, Inc. 1990 Stock Option    fiscal year ended December 31, 1997
                      Plan                                     (See Exhibit 10(I) therein).
      10(j)*          Amendment No. 6 to Metatec               Registration Statement on Form S-8,
                      International, Inc. 1990 Stock Option    File No. 333-03125 (see Exhibit 4(i)
                      Plan                                     therein).
      10(k)*          Metatec International, Inc. 1992         Registration Statement on Form S-8,
                      Directors' Stock Option Plan             File No. 33-52700 (see Exhibit 4(c)
                                                               therein).
      10(l)*          Amendment No. 1 to Metatec               Annual Report on Form 10-K for the
                      International, Inc. 1992 Directors'      fiscal year ended December 31, 1993
                      Stock Option Plan                        (see Exhibit 10(i) therein).
      10(m)*          Amendment No. 2 to Metatec               Annual Report on Form 10-K for the
                      International, Inc. 1992 Directors'      fiscal year ended December 31, 1995
                      Stock Option Plan                        (see Exhibit 10(k) therein).
      10(n)*          Amendment No. 3 to Metatec               Annual Report on Form 10-K for the
                      International, Inc. 1992 Directors'      fiscal year ended December 31, 1995
                      Stock Option Plan                        (see Exhibit 10(i) therein).
      10(o)*          Amendment No. 4 to Metatec               Annual Report on Form 10-K for the
                      International, Inc. 1992 Directors'      fiscal year ended December 31, 1996
                      Stock Option Plan                        (see Exhibit 10(m) therein).
      10(p)*          Amendment No. 5 to Metatec               Registration Statement on Form S-8,
                      International, Inc. 1992 Directors'      File No. 333-31027 (see Exhibit 4
                      Stock Option Plan                        therein).
      10(q)*          Metatec International, Inc. 1999         Registration Statement on Form S-8,
                      Directors Stock Option Plan              File No. 333-10442 (see Exhibit 4(d)
                                                               therein).
      10(r)*          Metatec International, Inc. Directors    Annual Report on Form 10-K for the
                      Deferred Compensation Plan               fiscal year ended December 31, 1997
                                                               (see Exhibit 10(p) therein).
      10(s)           Form of Indemnification Agreement        Annual Report on Form 10-K for the
                      between Metatec International, Inc.      fiscal year ended December 31, 1999
                      and each of its officers and             (see Exhibit 10(t) therein).
                      directors
      10(t)           Patent License Agreement for Disc        Amendment No. 1 to Registration
                      Products dated July 1, 1986, between     Statement on Form S-1, File No.
                      Metatec/ Discovery Systems, Inc. and     33-60878 (see Exhibit 10(t) therein).
                      Discovision Associates
      10(u)           CD Disc License Agreement dated          Amendment No. 1 to Registration
                      January 1, 1986, between U.S. Philips    Statement on Form S-1, File No.
                      Corporation and Metatec/ Discovery       33-60878 (see Exhibit 10(u) therein).
                      Systems, Inc.

                                                                   IF INCORPORATED BY REFERENCE,
   EXHIBIT                                                        DOCUMENT WITH WHICH EXHIBIT WAS
     NO.                     DESCRIPTION OF EXHIBIT                  PREVIOUSLY FILED WITH SEC
   -------                   ----------------------               -------------------------------
      10(v)           Optical Disc Corporation NPR             Amendment No. 1 to Registration
                      Technology License Agreement between     Statement on Form S-1, File No.
                      Optical Disc Corp-oration and            33-60878 (see Exhibit 10(v) therein).
                      Metatec/Discovery Systems effective
                      March 2, 1992
      10(w)           Second Amended and Restated Loan         Current Report on Form 8-K dated
                      Agreement dated as of February 8,        February 14, 2002 (See Exhibit 10.1
                      2002, among Metatec International,       therein).
                      Inc., Bank One, NA, The Huntington
                      National Bank, other financial
                      Institutions from time to time party
                      thereto, as banks, and The Huntington
                      National Bank, as administrative
                      agent for the banks.
      10(x)           $19.0 million Promissory Note and        Annual Report on Form 10-K for the
                      Mortgage, Assignment of Rents and        fiscal year ended December 31, 1999
                      Security Agreement, each dated July      (see Exhibit 10(y) therein).
                      28, 1999, between META Holdings, LLC
                      and Huntington Capital Corp.
      10(y)*          Employment Agreement dated November      Annual Report on Form 10-K for the
                      22, 2000, between Metatec                fiscal year ended December 31, 2000
                      International, Inc. and Christopher      (see Exhibit 10(z) therein).
                      A. Munro
      10(z)*          First Amendment to Employment            Contained herein.
                      Agreement dated as of March 26, 2002,
                      between Metatec International, Inc.
                      and Christopher A. Munro.
      10(aa)*         Restricted Share Agreement Effective     Annual Report on Form 10-K for the
                      January 2, 2001, between Metatec         fiscal year ended December 31, 2000
                      International, Inc. and Christopher      (see Exhibit 10(aa) therein).
                      A. Munro.
      10(bb)*         First Amendment to Restricted Share      Contained herein.
                      Agreement dated as of March 26, 2002,
                      between Metatec International, Inc.
                      and Christopher A. Munro.
      10(cc)*         Separation Agreement and Release         Contained herein.
                      effective December 7, 2001, between
                      Metatec International, Inc. and
                      Jeffrey M. Wilkins.
      10(dd)*         Restricted Share Agreement dated as      Contained herein.
                      of February 13, 2002, between Metatec
                      International, Inc. and Gary W.
                      Qualmann.
      21              Subsidiaries of Metatec                  Contained herein.
                      International, Inc.
      23              Consent of Deloitte & Touche LLP and     Contained herein.
                      Report on Schedule.
      24(a)           Powers of Attorney for Joseph F.         Contained herein.
                      Keeler, Jr., Peter J. Kight, David P.
                      Lauer, Jerry D. Miller, James V.
                      Pickett, Daniel D. Viren, and Jeffrey
                      M. Wilkins.

---------------

* Executive compensation plans and arrangements required to be filed pursuant to
  Item 601(b)(10) of Regulation S-K.

(b)      Reports on Form 8-K

         On December 3, 2001, the Company filed a Current Report on
         Form 8-K (dated November 20, 2001) under Item 5 reporting the event that the Company had entered into a standstill agreement between the Company and its banks following a default by the Company under its credit facilities.

(c)      Exhibits

         The exhibits in response to this portion of Item 14 are submitted following the signatures.

(d)      Financial Statement Schedules

         The financial statement schedule is submitted following the signatures.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          METATEC INTERNATIONAL, INC.

                                          By      /s/ CHRISTOPHER A. MUNRO
                                            ------------------------------------
                                                    Christopher A. Munro
                                               President and Chief Executive
                                                           Officer
Date: March 29, 2002

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

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----




            /s/ CHRISTOPHER A. MUNRO                 President and Chief Executive      March 29, 2002
------------------------------------------------      Officer (principal executive
              Christopher A. Munro                              officer)




              /s/ GARY W. QUALMANN                 Chief Financial Officer (principal   March 29, 2002
------------------------------------------------           financial officer)
                Gary W. Qualmann




              /s/ JULIA A. POLLNER                  Senior Vice President, Finance,     March 29, 2002
------------------------------------------------  Secretary, and Treasurer (principal
                Julia A. Pollner                          accounting officer)




              /s/ PETER J. KIGHT*                               Director                March 29, 2002
------------------------------------------------
                 Peter J. Kight




              /s/ JERRY D. MILLER*                              Director                March 29, 2002
------------------------------------------------
                Jerry D. Miller




              /s/ DAVID P. LAUER*                               Director                March 29, 2002
------------------------------------------------
                 David P. Lauer




             /s/ JAMES V. PICKETT*                              Director                March 29, 2002
------------------------------------------------
                James V. Pickett




           /s/ JOSEPH F. KEELER, JR.*                           Director                March 29, 2002
------------------------------------------------
             Joseph F. Keeler, Jr.




              /s/ DANIEL D. VIREN*                              Director                March 29, 2002
------------------------------------------------
                Daniel D. Viren




            /s/ JEFFREY M. WILKINS*                             Director                March 29, 2002
------------------------------------------------
               Jeffrey M. Wilkins

     *Christopher A. Munro, by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.

By      /s/ CHRISTOPHER A. MUNRO                                  March 29, 2002
   -----------------------------------
    Christopher A. Munro, Attorney In
                  Fact