Form 10-Q
period 2002-03-31
METATEC INTERNATIONAL INC
filed 2002-05-09
CIK 203200

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

   Number of Common Shares outstanding as of April 23, 2002: 6,536,113

                           METATEC INTERNATIONAL, INC.
                           ---------------------------

                                   INDEX                                    PAGE
                                   -----                                    ----
    Part I:  Financial Information
         Item 1 - Financial Statements

                  Consolidated Balance Sheets as of March 31,
                  2002 (unaudited) and December 31, 2001                     3

                  Consolidated Statements of Operations
                  for the three months ended March 31, 2002
                  and 2001 (unaudited)                                       4

                  Consolidated Statement of Shareholders'
                  Equity for the three months ended
                  March 31, 2002 (unaudited)                                 5

                  Consolidated Statements of Cash Flows
                  for the three months ended March 31,
                  2002 and 2001 (unaudited)                                  6

                  Notes to Consolidated Financial
                  Statements (unaudited)                                     7

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           8-11

         Item 3 - Quantitative and Qualitative Disclosures about
                  Market Risk                                               11

    Part II: Other Information
                  Items 1-6                                                 12
                  Signatures                                                12

                         PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS


METATEC INTERNATIONAL, INC.
---------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS                                                 At March 31,         At December 31,
                                                                            ------------         ---------------
                                                                                 2002                  2001
                                                                             (Unaudited)
                                                                            ------------         ---------------
ASSETS

Current assets:
   Cash and cash equivalents                                                $    595,551         $     1,981,184
   Accounts receivable, net of allowance for
      doubtful accounts of $400,000                                           10,125,523              12,006,645
   Due from sale of assets                                                           -                 1,000,000
   Inventory                                                                   1,916,482               2,075,445
   Prepaid expenses                                                              897,058                 760,470
   Refundable income taxes                                                       875,000                    -
                                                                            ------------         ---------------
      Total current assets                                                    14,409,614              17,823,744

Property, plant and equipment - net                                           27,690,612              29,381,661

Other assets                                                                     163,649                 169,166
                                                                            ------------         ---------------

TOTAL ASSETS                                                                $ 42,263,875         $    47,374,571
                                                                            ============         ===============

LIABILITIES & SHAREHOLDERS' DEFICIENCY

Current liabilities:
   Accounts payable                                                         $  3,828,612         $     5,088,149
   Accrued expenses:
     Royalties                                                                 5,879,705               5,468,135
     Personal property taxes                                                   1,337,356               1,110,819
     Payroll                                                                     520,445                 911,014
     Restructuring                                                               754,776               2,658,275
     Taxes, benefits and other                                                 1,636,611               1,510,377
   Unearned income                                                               177,005                 194,366
   Current maturities of long-term real estate debt                              157,399                 157,399
   Current maturities of other long-term debt
      and capital lease obligations                                              296,066                  25,476
                                                                            ------------         ---------------
      Total current liabilities                                               14,587,975              17,124,010

Long-term real estate debt                                                    18,484,513              18,527,886
Other long-term debt and capital lease
      obligations, less current maturities                                    17,328,378              20,194,352
Other long-term liabilities                                                      658,042                 673,403
                                                                            ------------         ---------------
  Total liabilities                                                           51,058,908              56,519,651
                                                                            ------------         ---------------

Shareholders' deficiency:
  Common stock - no par value;
      authorized 10,000,000 shares;
    issued 2002 - 7,217,855, 2001 - 7,217,855 shares                          33,008,138              35,031,138
  Accumulated deficit                                                        (37,340,638)            (37,547,201)
  Accumulated other comprehensive loss                                          (741,246)               (786,480)
  Treasury stock, at cost; 681,742 and 1,081,742 shares                       (3,670,537)             (5,822,537)
  Unamortized restricted stock                                                   (50,750)                (20,000)
                                                                            ------------         ---------------
    Total shareholders' deficiency                                            (8,795,033)             (9,145,080)
                                                                            ------------         ---------------

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIENCY                                $ 42,263,875         $    47,374,571
                                                                            ============         ===============

See notes to consolidated financial statements.

METATEC INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                       Three Months Ended March 31,
                                                                                   ------------------------------------
                                                                                        2002                 2001
--------------------------------------------------------------------------------   ----------------     ---------------

NET SALES                                                                          $     15,245,673     $    21,048,545

Cost of sales                                                                            10,506,921          15,306,172
                                                                                   ----------------     ---------------

Gross profit                                                                              4,738,752           5,742,373

Selling, general and administrative expenses                                              4,659,249           6,647,554
Restructuring expenses                                                                            0             109,564
                                                                                   ----------------     ---------------

OPERATING EARNINGS (LOSS)                                                                    79,503          (1,014,745)

Other income and (expense):
        Investment income                                                                     4,024              35,046
        Interest expense                                                                   (751,964)           (946,901)
                                                                                   ----------------     ---------------

LOSS BEFORE INCOME TAXES                                                                   (668,437)         (1,926,600)

Income tax benefit                                                                          875,000                   0
                                                                                   ----------------     ---------------

NET  INCOME (LOSS)                                                                 $        206,563     $    (1,926,600)
                                                                                   ================     ===============

NET INCOME (LOSS) PER COMMON SHARE
        Basic and diluted                                                          $           0.03     $         (0.31)
                                                                                   ================     ===============

WEIGHTED  AVERAGE  NUMBER  OF  SHARES  OUTSTANDING
        Basic and diluted                                                                 6,453,891           6,135,669
                                                                                   ================     ===============


See notes to condensed consolidated financial statements.

METATEC INTERNATIONAL, INC.
----------------------------------
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY (UNAUDITED)

                                                                   Accumulated Other                 Unamortized
                                         Common     Accumulated       Comprehensive     Treasury      Restricted
                                          Stock       Deficit             Loss            Stock         Stock         Total
----------------------------------    -----------   ------------   -----------------   -----------   -----------   -----------

BALANCE AT DECEMBER 31, 2001          $35,031,138   $(37,547,201)  $   (786,480)       $(5,822,537)  $   (20,000)  $(9,145,080)
Comprehensive Income:
  Net income                                             206,563                                                       206,563
  Foreign currency
       translation adjustments                                           55,529                                         55,529
  Accretion of gain on termination
       of forward contracts                                             (10,295)                                       (10,295)
                                                                                                                   -----------
       Comprehensive income                                                                                            251,797

Issuance of treasury stock             (2,062,000)                                       2,152,000                      90,000

Issuance of restricted shares              39,000                                                        (39,000)            0
Amortization of restricted stock                                                                           8,250         8,250

                                      -----------   ------------   ------------        -----------   -----------   -----------
BALANCE AT MARCH 31, 2002             $33,008,138   $(37,340,638)  $   (741,246)       $(3,670,537)  $   (50,750)  $(8,795,033)
                                      ===========   ============   ============        ===========   ===========   ===========

See notes to consolidated financial statements.

METATEC INTERNATIONAL, INC.
-----------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


For the three months ended March 31,                                       2002             2001
-----------------------------------------------------------------     --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                                  $      206,563   $   (1,926,600)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                        1,519,412        2,778,346
      Deferred income taxes                                                        0           18,711
      Net gain on sales of property, plant and equipment                           0           (1,852)
      Changes in assets and liabilities:
         Accounts receivable                                               1,847,271        2,415,418
         Inventory                                                           154,141           40,114
         Prepaid expenses and other assets                                (1,013,044)        (418,092)
         Accounts payable and accrued expenses                            (2,680,712)        (930,400)
         Unearned income                                                     (14,434)         (46,128)
                                                                      --------------   --------------
            Net cash provided by operating activities                         19,197        1,929,517
                                                                      --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property, plant and equipment                                 (22,058)        (551,243)
   Proceeds from the sales of property, plant and equipment                1,185,234            3,000
                                                                      --------------   --------------
      Net cash provided by (used in) investing activities                  1,163,176         (548,243)
                                                                      --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase in long-term debt                                             16,622,586        3,450,000
   Payment of long-term debt and capital lease obligations               (19,261,343)      (2,066,608)
                                                                      --------------   --------------
      Net cash provided by (used in) financing activities                 (2,638,757)       1,383,392
                                                                      --------------   --------------

   Effect of exchange rate on cash                                            70,751           (4,396)

Increase (decrease) in cash and cash equivalents                          (1,385,633)       2,760,270
Cash and cash equivalents at beginning of period                           1,981,184        2,086,228
                                                                      --------------   --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $      595,551   $    4,846,498
                                                                      ===============  ==============

SUPPLEMENTAL  CASH  FLOW  DISCLOSURES:

   Interest paid                                                      $      691,179   $      854,645
                                                                      ===============  ==============

   Income tax refunds received                                        $       (5,700)  $     (122,267)
                                                                      ===============  ==============

  Assets purchased by the assumption of a liability                   $       38,962   $      123,230
                                                                      ===============  ==============

   Issuance of restricted stock                                       $       39,000   $       35,000
                                                                      ===============  ==============

   Payment of accrued restrucuturing expense by the issuance
        of treasury stock                                             $       90,000   $            0
                                                                      ===============  ==============


See notes to condensed consolidated financial statements.

                           METATEC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION - The consolidated balance sheet as of March 31, 2002, the consolidated statements of operations for the three months ended March 31, 2002 and 2001, the consolidated statement of shareholders' equity for the three months ended March 31, 2002, and the consolidated statements of cash flows for the three month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position, results of operations and changes in cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2001 annual report on Form 10-K. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the results for the full year.

Income taxes - In March 2002, the President signed the Job Creation and Worker Assistance Act of 2002 into law. This law extended the carry back period from two to five years for net operating losses arising in the 2001 and 2002 taxable years. The Company recorded an income tax benefit in the quarter ended March 31, 2002 related to this law.


In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS 142 is effective for all fiscal years beginning after December 15, 2001, and requires changes in the amortization of certain goodwill and intangible assets, including an annual assessment of possible impairment. The adoption of this statement did not have a material impact on the Company's consolidated financial statements since the Company's goodwill and intangible assets were fully impaired at December 31, 2001 and written off.

In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." While this statement supercedes SFAS No. 121, "Accounting for Impairment of Long-Lived Assets to Be Disposed Of" it retains the fundamental provisions of SFAS No. 121 for recognition and impairments of assets to be held and used, and assets to be disposed of by sale. This statement was adopted in the first quarter of the year ended December 31, 2002. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

CRITICAL ACCOUNTING POLICIES

The Company's Form 10-K for the year ended December 31, 2001 included a discussion of the Company's critical accounting policies, which discussion should be read in conjunction with the quarterly information contained in this Form 10-Q.

BUSINESS OF THE COMPANY

The Company is transitioning from a disc manufacturing company to a supply chain solutions company that enables companies to streamline the process of delivering products and information to market by providing technology driven supply chain solutions that increase efficiencies and reduce costs. The Company assists its customers with a wide range of services from preparing their product for market to delivering their finished product into the distribution channel or directly to the end-users. The solution is built on a solid technology foundation that includes both customized system integration and a web-based reporting and tracking tool that makes real-time information easily accessible. Technologies include CD-ROM and DVD manufacturing services and secure Internet-based software distribution service. The Company's core CD-ROM manufacturing capabilities serve as a component of the supply chain. The Company maintains operations in Ohio and The Netherlands. Revenues attributed to product types are distinguished as CD-ROM sales and other sales. As its core business, a majority of the Company's revenue continues to come from its optical disc manufacturing business.

RESULTS OF OPERATIONS

Net sales for the three months ended March 31, 2002 were $15,246,000, a decrease of $5,803,000, or 28% over the same period of the prior year. This decrease resulted primarily from CD-ROM manufacturing sales decreasing $5,809,000 to $13,832,000 for the three months ended, or 30%. This decrease was due to several factors. First, the closing of the Company's Milpitas, California ("Silicon Valley") plant and the planned restructuring that reduced manufacturing capacity and eliminated certain low-margin customers. Second, the pricing for CD-ROM products and services continued to decline or remained at low levels industry-wide due to excess manufacturing capacity, a trend the Company anticipates will continue through 2002. Finally, the demand for the Company's CD-ROM products and services declined due to several factors, including a decline in general economic conditions, the continued increase in customers using on-line or electronic methods to distribute information, and the continued maturation of the CD-ROM market. DVD sales accounted for $642,000 during the three months ended March 31, 2002, as compared to $624,000 for the same period in the prior year.


Gross profit was 31% of net sales for the three months ended March 31, 2002 as compared to 27% of net sales for the same period of the prior year. This increase was due mainly to the closing of the Company's Silicon Valley plant and the elimination of certain low margin customers.

Selling, general and administrative ("SG&A") expenses were $4,659,000, or 31% of net sales, for the three months ended March 31, 2002 as compared to $6,648,000, or 32% of net sales, for same period of the prior year. The reduction in SG&A expenses was primarily attributed to the restructuring and workforce reductions announced during the fourth quarter of 2001.

No restructuring expenses were incurred during the first quarter of 2002. Restructuring expenses of $110,000 were incurred during the three months ended March 31, 2001. These 2001 restructuring expenses consisted primarily of severance and termination benefits related to the U.S. workforce reduction of approximately 6%.

Investment income was $4,000 and $35,000 for the three month periods ended March 31, 2002 and 2001, respectively.

Interest expense for the three months ended March 31, 2002 was $752,000 as compared to $947,000 for the same period of the prior year. The decrease in interest expense was due to decreased borrowings under revolving loan and term loan facilities, as well as decreases in interest rates.

The Company recognized an income tax benefit of $875,000 for the three months ended March 31, 2002. In March 2002, the President signed the Job Creation and Worker Assistance Act of 2002 into law. This law extended the carry back period from two years to five years for net operating losses arising in the 2001 and 2002 taxable years. For the same time period for the prior year, the Company did not record an income tax benefit due to the uncertainty of realizing the value of such benefit.

Based upon the foregoing, the net income for the three months ended March 31, 2002 was $206,000, or net income per basic or diluted common share of $.03, as compared to a net loss in the same period of the prior year of $1,927,000, or net loss per basic or diluted common share of $.31.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

Source of Liquidity

The Company financed its business during the three months ended March 31, 2002 through cash generated from operations. Cash flow from operating activities was $19,000 for the three months ended March 31, 2002, as compared to $1,924,000 for the three months ended March 31, 2001. This decrease is primarily due to the payment of accrued restructuring charges. The Company had cash and cash equivalents of $596,000 as of March 31, 2002.

Bank Financing Matters
----------------------

As further described below, the Company has a term loan facility and a revolving loan facility (collectively, the "Credit Facilities") with its banks. The Company is required to comply with certain financial and other loan covenants set forth in the loan agreement for the Credit Facilities. The Company was in compliance with such covenants as of March 31, 2002. As of March 31, 2002, $9,791,000 and $6,549,000 were outstanding under the term loan facility and the revolving loan facility, respectively.

On February 8, 2002, the Company entered into an amended and restated loan agreement (the "Loan Agreement") with its banks which replaced the Company's prior agreement with its banks. Under the Loan Agreement, the Credit Facilities consist of three separate loans: (1) an asset based revolving loan facility with a borrowing base as described below; (2) a term loan facility in the principal amount of $9,326,250; and (3) a second term loan facility in the original principal amount of $509,238, which principal amount may be increased up to $1,000,000 by advances made to the Company through December 31, 2002. The borrowing base of the revolving loan facility is limited to the lesser of (i) $12,490,762, or (ii) the sum of (A) 80% of eligible domestic accounts receivable, plus (B) 30% of eligible domestic inventory, plus (C) 90% of domestic machinery and equipment. The borrowing base is further reduced by the aggregate amount of the Company's outstanding letters of credit and is permanently reduced by the amount of any additional advances made to the company under the second term loan facility.

The revolving loan and the term loans under the Credit Facilities mature on April 1, 2004. Quarterly principal payments are required for the term loans beginning in June 2002 if cash flows exceed certain specified targets over designated periods of time. The Credit Facilities are secured by a first lien on all non-real estate business assets of the Company and a pledge of the stock of the Company's subsidiaries. The Company is required to comply with the financial and other covenants contained in the Loan

Agreement. The revolving loan and the term loans accrue interest at a rate equal to 3.5% in excess of the prime rate of the banks. Certain fees are required to be paid to the banks in connection with the Credit Facilities. The Company expects that it will be able to negotiate a new borrowing facility prior to April 1, 2004. However, there can be no assurance that the Company will be able to do so.

The Company has a $19,000,000 term loan facility which was used to permanently finance the Company's Dublin, Ohio distribution center completed in 1999 and to pay down other bank debt. The loan facility has an outstanding principal balance of $18,641,912 as of March 31, 2002. This term loan facility is payable in monthly principal and interest payments based upon a thirty year amortization schedule, bears interest at a fixed rate of 8.2%, and matures on September 1, 2009. This loan facility is secured by a first lien on all real property of the Company and letters of credit in favor of the lender, in an aggregate amount of $1,650,000.

Other Liquidity Matters
-----------------------

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

Plan to Improve Liquidity and Financial Condition

The Company currently has a shareholders' deficiency of $8,795,000 as of March 31, 2002, as compared to a shareholders' deficiency of $9,145,000 as of December 31, 2001. These financial conditions present both short-term and long-term liquidity issues for the Company.

Management is addressing, and has addressed, the short-term liquidity situation. In response to declining pricing and reduced demand for CD-ROM products, management is transitioning the Company from a disc manufacturing company to a supply chain solutions company. In addition, management is also focusing on higher-margin customers in certain industries and reducing the number of the Company's low-margin disc customers. Finally, the maturity date of the Company's Credit Facilities was extended until April 2004.

The Company has generated positive cash flow from operations in each of the last three fiscal years, as well as in the first quarter 2002. Management believes that the Company's current focus on its core business customers and continued cost saving measures will allow it to generate sufficient cash flows to meet operational needs in 2002. However, there can be no assurance that such measures will allow the Company to generate sufficient cash flows for the remainder 2002. Furthermore, additional actions will need to be taken to address the Company's long-term liquidity issues as a result of the Company's shareholders' deficiency.

The Amended Loan Agreement with the banks includes financial covenants which require the Company to meet specified cash flow thresholds over designated periods of time. There can be no assurance that the Company will be able to meet these cash flow thresholds over such periods of time.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained in this Form 10-Q or any other reports or documents prepared by the Company or made by management of the Company may be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause the Company's actual results to differ materially from those projected. Such risks and uncertainties that might cause such a difference include, but are not limited to: changes in general business and economic conditions; changes in demand for CD-ROM products or supply chain services; excess capacity levels in the CD-ROM industry; the introduction of new products or services by competitors; increased competition (including pricing pressures); changes in manufacturing efficiencies, changes in supply chain services techniques; changes in technology; the Company's ability to meet the cash flow thresholds and other financial covenants in its loan agreement with its banks, the failure of which could result in the banks' exercising their legal remedies against the Company or its assets; the Company's shareholders' deficiency, which means that shareholders may not realize any value upon a sale or liquidation of the Company or its assets; and other risks discussed in the Company's filings with the Securities and Exchange Commission, including those risks discussed under the caption "Forward Looking Statements; Risk Factors Affecting Future Results" and elsewhere in the Form 10-K for Metatec's year ended December 31, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There is no change in the quantitative and qualitative disclosures about the Company' market risk from the disclosures contained in the Company's Form 10-K for its fiscal year ended December 31, 2001.

                           PART II - OTHER INFORMATION
                           ---------------------------

   Items 1-4.  Inapplicable.
               -------------

   Item 5.     Other Information.
               ------------------

                  As of April 26, 2002, the Company's shares began trading on the Over The Counter Bulletin Board (OTCBB). The stock ticker symbol remains as "META." The Company had previously announced the anticipated move to the OTCBB from the NASDAQ National Market, as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

   Item 6.     Exhibits and Reports on Form 8-K
               --------------------------------
         (a)   none

         (b)   Reports on Form 8-K.

               (i)     The Company filed a Form 8-K dated January 3, 2002, under
                       Item 5 to report that the Company had entered into an extension to a standstill agreement between the Company and its banks with respect to a default by the Company under its then-existing credit facilities.

               (ii) The Company filed a Form 8-K dated February 14, 2002, under Item 5 to report the sale of certain of its manufacturing plant assets associated with its Milpitas, California facility, the entering into of an amended and restated loan agreement with its banks, and the hiring of its new Chief Financial Officer.



                                   SIGNATURES
                                   ----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                                 Metatec International, Inc.

                                                 /s/ Gary W. Qualmann

                                                 BY: Gary W. Qualmann
   Date: May 9, 2002                             Chief Financial Officer
                                                 (authorized signatory-
                                                 principal financial officer)

                                                 /s/ Julia A. Pollner

                                                 BY: Julie A. Pollner
                                                 Senior Vice President - Finance
                                                 (authorized signatory-
                                                 principal accounting officer)

                                    Form 10-Q
                                  Exhibit Index

Exhibit Number             Description of Exhibit
--------------             ----------------------

None.