Form 10-Q
period 2002-06-30
METATEC INTERNATIONAL INC
filed 2002-08-14
CIK 203200

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

Number of Common Shares outstanding as of August 14, 2002: 6,536,113

                           METATEC INTERNATIONAL, INC.
                           ---------------------------

                                      INDEX                               PAGE
                                      -----                               ----
    Part I : Financial Information
         Item 1 - Financial Statements

                  Consolidated Balance Sheets as of June 30,
                  2002 (unaudited) and December 31, 2001                   3

                  Consolidated Statements of Operations
                  for the three months ended June 30, 2002
                  and 2001 (unaudited)                                     4

                  Consolidated Statements of Operations
                  for the six months ended June 30, 2002
                  and 2001 (unaudited)                                     5

                  Consolidated Statement of Shareholders'
                  Deficiency for the six months ended
                  June 30, 2002 (unaudited)                                6

                  Consolidated Statements of Cash Flows
                  for the six months ended June 30,
                  2002 and 2001 (unaudited)                                7

                  Notes to Consolidated Financial
                  Statements (unaudited)                                   8-9

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           9-14

         Item 3 - Quantitative and Qualitative Disclosures about
                  Market Risk                                              14

    Part II: Other Information
                  Items 1-6                                              15-16
                  Signatures                                               16

                         PART I - FINANCIAL INFORMATION
Item I.   Financial Statements


METATEC INTERNATIONAL, INC.
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS                                                     At June 30,      At December 31,
                                                                                -----------      ---------------
                                                                                    2002              2001
                                                                                (Unaudited)
                                                                                ------------      ------------
Assets

Current assets:
   Cash and cash equivalents                                                    $    386,645      $  1,981,184
   Accounts receivable, net of allowance for doubtful accounts of $400,000         9,762,363        12,006,645
   Due from sale of assets                                                                 -         1,000,000
   Inventory                                                                       2,122,118         2,075,445
   Prepaid expenses                                                                  937,070           760,470
                                                                                ------------      ------------
      Total current assets                                                        13,208,196        17,823,744

Property, plant and equipment - net                                               26,405,634        29,381,661

Other assets                                                                         158,133           169,166
                                                                                ------------      ------------

Total Assets                                                                    $ 39,771,963      $ 47,374,571
                                                                                ============      ============

Liabilities & Shareholders' Deficiency

Current liabilities:
   Accounts payable                                                             $  3,990,514      $  5,088,149
   Accrued expenses:
     Royalties                                                                     2,619,040         5,468,135
     Personal property taxes                                                       1,148,475         1,110,819
     Payroll                                                                         778,567           911,014
     Restructuring                                                                   675,661         2,658,275
     Taxes, benefits and other                                                     1,436,497         1,510,377
   Unearned income                                                                   244,543           194,366
   Current maturities of long-term real estate debt                                  164,038           157,399
   Current maturities of other long-term debt and capital lease obligations          348,271            25,476
                                                                                ------------      ------------
      Total current liabilities                                                   11,405,606        17,124,010

Long-term real estate debt                                                        18,442,057        18,527,886
Other long-term debt and capital lease obligations, less current maturities       18,557,037        20,194,352
Other long-term liabilities                                                          405,179           673,403
                                                                                ------------      ------------
  Total liabilities                                                               48,809,879        56,519,651
                                                                                ------------      ------------

Shareholders' deficiency:
  Common stock - no par value; authorized 10,000,000 shares;
    issued  7,217,855 shares                                                      33,008,138        35,031,138
  Accumulated deficit                                                            (37,383,631)      (37,547,201)
  Accumulated other comprehensive loss                                              (951,011)         (786,480)
  Treasury stock, at cost; 681,742 and 1,081,742 shares                           (3,670,537)       (5,822,537)
  Unamortized restricted stock                                                       (40,875)          (20,000)
                                                                                ------------      ------------
    Total shareholders' deficiency                                                (9,037,916)       (9,145,080)
                                                                                ------------      ------------

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIENCY                                    $ 39,771,963      $ 47,374,571
                                                                                ============      ============

See notes to consolidated financial statements.

METATEC INTERNATIONAL, INC.
CONSOLIDATED  STATEMENTS  OF OPERATIONS (UNAUDITED)

                                                   Three Months Ended June 30,
                                                  ------------------------------
                                                          2002              2001
------------------------------------------------- ------------      ------------

NET SALES                                         $ 14,826,105      $ 18,861,865

Cost of sales                                        9,946,914        13,697,185
                                                  ------------      ------------

Gross profit                                         4,879,191         5,164,680

Selling, general and administrative expenses         4,194,506         6,367,857
                                                  ------------      ------------

OPERATING EARNINGS (LOSS)                              684,685        (1,203,177)

Other income and (expense):
        Investment income                                6,601             5,654
        Interest expense                              (734,280)         (898,024)
                                                  ------------      ------------

LOSS BEFORE INCOME TAXES                               (42,994)       (2,095,547)

Income taxes                                                 0                 0
                                                  ------------      ------------

NET LOSS                                          $    (42,994)     $ (2,095,547)
                                                  ============      ============

NET LOSS PER COMMON SHARE
        Basic and diluted                         $      (0.01)     $      (0.34)
                                                  ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
        Basic and diluted                            6,536,113         6,136,113
                                                  ============      ============

See notes to condensed consolidated financial statements.

METATEC INTERNATIONAL, INC.
CONSOLIDATED  STATEMENTS  OF OPERATIONS (UNAUDITED)

                                                         Six Months Ended June 30,
                                                       ------------------------------
                                                            2002              2001
--------------------------------------------------     ------------      ------------

NET SALES                                              $ 30,071,779      $ 39,910,413

Cost of sales                                            20,453,835        29,003,252
                                                       ------------      ------------

Gross profit                                              9,617,944        10,907,161

Selling, general and administrative expenses              8,853,755        13,015,516
Restructuring expense                                             0           109,564
                                                       ------------      ------------

OPERATING EARNINGS (LOSS)                                   764,189        (2,217,919)

Other income and (expense):
        Investment income                                    10,625            40,700
        Interest expense                                 (1,486,244)       (1,844,925)
                                                       ------------      ------------

LOSS BEFORE INCOME TAXES                                   (711,430)       (4,022,144)

Income taxes (benefit)                                     (875,000)                0
                                                       ------------      ------------

NET EARNINGS (LOSS)                                    $    163,570      $ (4,022,144)
                                                       ============      ============

NET EARNINGS (LOSS) PER COMMON SHARE
        Basic and diluted                              $       0.03      $      (0.66)
                                                       ============      ============

WEIGHTED  AVERAGE  NUMBER  OF  SHARES  OUTSTANDING
        Basic and diluted                                 6,495,002         6,135,891
                                                       ============      ============

See notes to condensed consolidated financial statements.

METATEC INTERNATIONAL, INC.
----------------------------------------------------------
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY (UNAUDITED)

                                                                                Accumulated Other          Unamortized
                                                           Common    Accumulated  Comprehensive  Treasury   Restricted
                                                           Stock       Deficit        Loss         Stock       Stock      Total
-----------------------------------------------------   -----------  ------------   ---------   -----------  --------  -----------

BALANCE AT DECEMBER 31, 2001                            $35,031,138  $(37,547,201)  $(786,480)  $(5,822,537) $(20,000) $(9,145,080)
Comprehensive Income:
  Net income                                                              163,570                                          163,570
  Foreign currency translation adjustments                                           (143,565)                            (143,565)
  Accretion of gain on termination of forward contracts                               (20,966)                             (20,966)
                                                                                                                        -----------
       Comprehensive income                                                                                                   (961)

Issuance of treasury stock                               (2,062,000)                              2,152,000                 90,000

Issuance of restricted shares                                39,000                                           (39,000)           0
Amortization of restricted stock                                                                               18,125       18,125

                                                        -----------  ------------   ---------   -----------  --------  -----------
BALANCE AT JUNE 30, 2002                                $33,008,138  $(37,383,631)  $(951,011)  $(3,670,537) $(40,875) $(9,037,916)
                                                        ===========  ============   =========   ===========  ========  ===========
See notes to consolidated financial statements.

METATEC INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the six months ended June 30,                                                          2002              2001
-------------------------------------------------------------------------------        ------------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                                                   $    163,570      $(4,022,144)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                                       2,984,259        5,425,477
      Deferred income taxes                                                                       0           30,434
      Net loss on sales of property, plant and equipment                                          0            4,602
      Changes in assets and liabilities:
         Accounts receivable                                                              2,466,629        3,040,204
         Inventory                                                                          (23,785)          19,284
         Prepaid expenses and other assets                                                 (147,203)        (315,213)
         Accounts payable and accrued expenses                                           (2,930,208)      (1,264,439)
         Unearned income                                                                     34,988          (19,993)
                                                                                       ------------      -----------
            Net cash provided by operating activities                                     2,548,250        2,898,212
                                                                                       ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property, plant and equipment                                               (158,426)        (839,893)
   Proceeds from the sales of property, plant and equipment                               1,209,134            7,200
                                                                                       ------------      -----------
         Net cash received from (used in) investing activities                            1,050,708         (832,693)
                                                                                       ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase in long-term debt                                                            30,412,847        4,186,939
   Payment of long-term debt and capital lease obligations                              (35,360,142)      (7,770,200)
                                                                                       ------------      -----------
         Net cash used in financing activities                                           (4,947,295)      (3,583,261)
                                                                                       ------------      -----------

   Effect of exchange rate on cash                                                         (246,202)          54,004

Decrease in cash and cash equivalents                                                    (1,594,539)      (1,463,738)
Cash and cash equivalents at beginning of period                                          1,981,184        2,086,228
                                                                                       ------------      -----------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $    386,645      $   622,490
                                                                                       ============      ===========

SUPPLEMENTAL  CASH  FLOW  DISCLOSURES:

   Interest paid                                                                       $  1,412,861      $ 1,836,982
                                                                                       ============      ===========

   Income taxes paid/(refunds received)                                                $   (897,182)     $  (122,267)
                                                                                       ============      ===========

  Assets purchased by the assumption of a liability                                    $     34,377      $   290,452
                                                                                       ============      ===========

  Payment of accrued restructuring expense by the issuance of treasury stock           $     90,000      $         0
                                                                                       ============      ===========

  Exchange of short-term accrued royalties obligation for a long-term note payable     $  3,500,000      $         0
                                                                                       ============      ===========

See notes to condensed consolidated financial statements.

                           METATEC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION - The consolidated balance sheet as of June 30, 2002, the consolidated statements of operations for the three and six months ended June 30, 2002 and 2001, the consolidated statement of shareholders' deficiency for the six months ended June 30, 2002, and the consolidated statements of cash flows for the six month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position, results of operations and changes in cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2001 annual report on Form 10-K. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the results for the full year.

In August 2002, the Company entered into new licensing and other agreements with one of its CD and DVD patent licensors which, among other things, provides for a deferred payment schedule for accrued royalties owed by the Company under prior licensing agreements, and, as a result, $3.5 million of accrued royalties has been reclassified to other long-term liabilities at June 30, 2002. The Company is negotiating similar arrangements with other licensors concerning the payment of accrued royalties owed by the Company to these licensors on licensed technology. While the Company anticipates reaching acceptable agreements with each of these licensors in the near future, there can be no assurance that the Company will be able to do so. The failure to reach agreement with these licensors on the payment of accrued but unpaid royalties could result in these licensors taking action to suspend or terminate the applicable licensing agreement, which would prevent the Company from using such technology in its manufacturing process and could have a material adverse effect on the Company's financial condition and results of operations.

Income taxes - In March 2002, the President signed the Job Creation and Worker Assistance Act of 2002 into law. This law extended the carry back period from two to five years for net operating losses arising in the 2001 and 2002 taxable years. The Company recorded an income tax benefit of $875,000 in the quarter ended March 31, 2002 related to this law.

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

SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," will be effective for fiscal years beginning after May 15, 2002 (December 31, 2002 for the Company). The standard rescinds FASB Statements No. 4 and 64 that dealt with issues relating to the extinguishment of debt. The standard also rescinds FASB Statement No. 44 that dealt with intangible assets of motor carriers. The standard modifies SFAS No. 13, "Accounting for Leases," so that certain capital lease modifications must be accounted for by lessees as sale-leaseback transactions. Additionally, the standard identifies amendments that should have been made to previously existing pronouncements and formally amends the appropriate pronouncements. The adoption of SFAS No. 145 will not have a significant effect on the Company's results of operations or its financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001 AND THE SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

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

Management believes that its application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically reevaluated, and adjustments are made when facts and circumstances indictate a change is necessary.

The Company's accounting policies are more fully described in Note 1 to the consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2001. Described below are certain critical accounting policies which management believes are important to a reader of the financial statements. These critical accounting policies are not intended to be a comprehensive list of all the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting other available alternatives would not produce a materially different result.

Long-lived assets. In evaluating the fair value and future benefits of long-lived assets, management completes an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets and reduces their carrying value by the excess, if any, as a result of such calculation. Management believes that the long-lived assets' carrying values and useful lives are appropriate.

Allowance for doubtful accounts. Management attempts to reserve for expected credit losses based on the Company's past experience with similar accounts receivable, and it believes that the Company's reserves are adequate. It is possible, however, that the accuracy of management's estimation process could be materially impacted as the composition of this pool of accounts receivable changes over time. Management periodically reviews and modifies the estimation process as changes to the composition of this pool require.

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

Income taxes. The Company has a history of unprofitable operations. These losses generated a significant federal tax net operating loss, or NOL, carryforward of as of December 31, 2001. Accounting principles generally accepted in the United States of America require the Company to record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that the Company will not be able to utilize the NOL to offset future taxes. Due to the amount of the NOL carryforward in relation to the Company's history of unprofitable operations, management has not recognized any net deferred tax asset in the Company's financial statements.

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

BUSINESS OF THE COMPANY

The Company is transitioning from a disc manufacturing company to a supply chain solutions company that enables its customers to streamline the process of delivering their products and information to market by providing technology driven supply chain solutions that increase efficiencies and reduce costs. The Company assists its customers with a wide range of services from preparing their product for market to delivering their finished product into the distribution channel or directly to the end-users. The solution is built on a solid technology foundation that includes both customized system integration and a web-based reporting and tracking tool that makes real-time information easily accessible. Technologies include CD-ROM and DVD manufacturing services and secure Internet-based software distribution service. The Company's core CD-ROM manufacturing capabilities serve as a component of the supply chain. The Company maintains operations in Ohio and The Netherlands. Revenues attributed to product types are distinguished as CD-ROM sales and other sales. As its core business, a majority of the Company's revenue continues to come from its optical disc manufacturing business.

Results of Operations

Net sales for the three months ended June 30, 2002, were $14.8 million, a decrease of $4.0 million, or 21% over the same period of the prior year. This decrease resulted primarily from CD-ROM sales decreasing $4.2 million or 24%, to $13.3 million for the three months then ended. This decrease was due to several factors. First, the closing of the Company's Milpitas, California ("Silicon Valley") plant and a restructuring of the Dublin, Ohio operations reduced manufacturing capacity and eliminated certain low-margin customers. Second, pricing for CD-ROM products and services continued to decline industry-wide due to excess manufacturing capacity, a trend the Company anticipates will continue. Finally, demand for the Company's CD-ROM products and services declined due to several factors, including a decline in general economic conditions, the continued increase in customers using on-line or electronic methods to distribute information, and the continued maturation of the CD-ROM market. DVD sales accounted for $621,000 during the three months ended June 30, 2002, as compared to $514,000 for the same period in the prior year.

Net sales for the six months ended June 30, 2002, were $30.1 million, a decrease of $9.8 million, or 25%, over the same period of the prior year. This decrease resulted primarily from CD-ROM sales decreasing $10.0 million to $27.1 million, or 27%, for the six months ended. This decrease was due to the factors noted above.

Gross profit was 33% of net sales for the three months ended June 30, 2002, as compared to 27% of net sales for the same period of the prior year. This increase was due mainly to the closing of the Company's Silicon Valley plant and the restructuring of the Dublin operations. Gross profit was 32% of net sales for the six months ended June 30, 2002, as compared to 27% of net sales for the same period of the prior year.

Selling, general and administrative ("SG&A") expenses were $4.2 million, or 28% of net sales, for the three months ended June 30, 2002, as compared to $6.4 million, or 34% of net sales, for same period of the prior year. The reduction in SG&A expenses was primarily attributed to the Dublin restructuring and workforce reductions. SG&A expenses were $8.9 million, or 29% of net sales, for the six months ended June 30, 2002, as compared to $13.0 million, or 33% of net sales, for same period of the prior year.

No restructuring expenses were incurred during the first half of 2002. Restructuring expenses of $110,000 were incurred during the three months ended March 31, 2001. These 2001 restructuring expenses consisted primarily of severance and termination benefits related to a U.S. workforce reduction of approximately 6%.

Summary of Accrued Restructuring

                                                      In Thousands

                                        Termination  Exit/Other
            Description                   Benefits      Costs         Total
            -----------                   --------      -----         -----
Accrued balance
  December 31, 2001                   $   1,368       $ 3,100      $   4,468

Provision year to date June 30, 2002  $       -       $     -      $       -

Payments year to date June 30, 2002   $    (603)      $(2,957)     $  (3,560)
                                     ------------------------------------------

Accrued balance
  June 30, 2002                       $     765       $   143      $     908
                                     ==========================================

Accrued Restructuring-Current         $     533       $   143      $     676
                                     ==========================================


Investment income was $6,600 and $5,700 for the three month periods ended June 30, 2002 and 2001, respectively. Investment income was $10,600 and $41,000 for the six month periods ended 2002 and 2001, respectively.

Interest expense for the three months ended June 30, 2002 was $734,000, as compared to $898,000 for the same period of the prior year. Interest expense for the six months ended June 30, 2002 was $1.5 million, as compared to $1.8 million for the same period of the prior year. The decrease in interest expense was due to decreased debt balances under the Company's revolving loan and term loan facilities, as well as decreases in interest rates.

The Company recognized an income tax benefit of $875,000 for the three months ended March 31, 2002. In March 2002, the Job Creation and Worker Assistance Act of 2002 was enacted into law. This law extended the carry back period from two years to five years for net operating losses arising in the 2001 and 2002 taxable years. For the same time period for the prior year, the Company did not record an income tax benefit due to the uncertainty of realizing the value of such benefit.

Based upon the foregoing, the net income for the six months ended June 30, 2002 was $164,000, or net income per basic or diluted common share of $.03, as compared to a net loss in the same period of the prior year of $4.0 million, or net loss per basic or diluted common share of $.66.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

Source of Liquidity

The Company financed its business during the six months ended June 30, 2002 through cash generated from operations. Cash flow from operating activities was $2.5 million for the six months ended June 30, 2002, as compared to $2.9 million for the six months ended June 30, 2001. The Company had cash and cash equivalents of $387,000 as of June 30, 2002, as compared to $2.0 million as of December 31, 2001.

Bank Financing Matters

The Company has a term loan facility and a revolving loan facility (collectively, the "Credit Facilities") with its banks. The Company is required to comply with certain financial and other loan covenants set forth in the loan agreement for the Credit Facilities. The Company was in compliance with such covenants as of June 30, 2002. As of June 30, 2002, $8.9 million and $5.2 million were outstanding under the term loan facility and the revolving loan facility, respectively. The borrowing base of the revolving loan facility is limited to the lesser of (i) $12,490,762, or (ii) the sum of (A) 80% of eligible domestic accounts receivable, plus (B) 30% of eligible domestic inventory, plus
(C) 90% of domestic machinery and equipment. The borrowing base is further reduced by the aggregate amount of the Company's outstanding letters of credit and is permanently reduced by the amount of any additional advances made to the company under the second term loan facility. As of June 30, 2002 the Company had approximately $2.7 million available to draw on its revolving loan facility.

The revolving loan and the term loans under the Credit Facilities mature on April 1, 2004. Quarterly principal payments are required for the term loans beginning in June 2002 if cash flows exceed certain specified targets over designated periods of time. As of June 30, 2002, the Company had not exceeded these targets. The Credit Facilities are secured by a first lien on all non-real estate business assets of the Company and a pledge of the stock of the Company's subsidiaries. The Company is required to comply with the financial and other covenants. The revolving loan and the term loans accrue interest at a rate equal to 3.5% in excess of the prime rate of the banks. Certain fees are required to be paid to the banks in connection with the Credit Facilities. The Company expects that it will be able to negotiate a new borrowing facility prior to April 1, 2004. However, there can be no assurance that the Company will be able to do so.

The Company has a $19,000,000 term loan facility which was used to permanently finance the Company's Dublin, Ohio distribution center (completed in 1999) and to pay down other bank debt. The loan facility has an outstanding principal balance of $18,606,095 as of June 30, 2002. This term loan facility is payable in monthly principal and interest payments based upon a thirty year amortization schedule, bears interest at a fixed rate of 8.2%, and matures on September 1, 2009. This loan facility is secured by a first lien on all real property of the Company and letters of credit in favor of the lender, in an aggregate amount of $1,650,000.

Other Liquidity Matters

In August 2002, the Company entered into new licensing and other agreements with one of its CD and DVD patent licensors which, among other things, provides for a deferred payment schedule for accrued royalties owed by the Company under prior licensing agreements, and, as a result, $3.5 million of accrued royalties has been reclassified to other long-term liabilities at June 30, 2002. The Company is negotiating similar arrangements with other licensors concerning the payment of accrued royalties owed by the Company to these licensors on licensed technology. While the Company anticipates reaching acceptable agreements with each of these licensors in the near future, there can be no assurance that the Company will be able to do so. The failure to reach agreement with these licensors on the payment of accrued but unpaid royalties could result in these licensors taking action to suspend or terminate the applicable licensing agreement, which would prevent the Company from using such technology in its manufacturing process and could have a material adverse effect on the Company's financial condition and results of operations.

Plan to Improve Liquidity and Financial Condition

The Company currently has a shareholders' deficiency of $9.0 million as of June 30, 2002, as compared to a shareholders' deficiency of $9.1 million as of December 31, 2001. This financial condition presents both short-term and long-term liquidity issues for the Company.


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

The Company has generated positive cash flow from operations in each of the last three fiscal years, as well as in the first two quarters of 2002. Management believes that the Company's current focus on its core business customers and continued cost saving measures will allow it to generate sufficient cash flows to meet operational needs in 2002. However, there can be no assurance that such measures will allow the Company to generate sufficient cash flows for the remainder 2002. Furthermore, additional actions will need to be taken to address the Company's long-term liquidity issues as a result of the Company's shareholders' deficiency.

The Company's loan agreement with the banks includes financial covenants which require the Company to meet specified cash flow thresholds over designated periods of time. There can be no assurance that the Company will be able to meet these cash flow thresholds over such periods of time.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained in this Form 10-Q or any other reports or documents prepared by the Company or made by management of the Company may be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause the Company's actual results to differ materially from those projected. Such risks and uncertainties that might cause such a difference include, but are not limited to: changes in general business and economic conditions; changes in demand for CD-ROM products or supply chain services; excess capacity levels in the CD-ROM industry; the introduction of new products or services by competitors; increased competition (including pricing pressures); changes in manufacturing efficiencies, changes in supply chain services techniques; changes in technology; changes in foreign currency exchange rates; the Company's ability to meet the cash flow thresholds and other financial covenants in its loan agreement with its banks, the failure of which could result in the banks' exercising their legal remedies against the Company or its assets; the Company's shareholders' deficiency, which means that shareholders may not realize any value upon a sale or liquidation of the Company or its assets; and other risks discussed in the Company's filings with the Securities and Exchange Commission, including those risks discussed under the caption "Forward Looking Statements; Risk Factors Affecting Future Results" and elsewhere in the Form 10-K for Metatec's year ended December 31, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
There is no change in the quantitative and qualitative disclosures about the Company' market risk from the disclosures contained in the Company's Form 10-K for its fiscal year ended December 31, 2001.

                           PART II - OTHER INFORMATION
                           ---------------------------

Items 1-3. Inapplicable.
           -------------

Items 4. Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         (a)      The annual meeting of shareholders was held May 16, 2002.
         (b) David P. Lauer and Jeffrey M. Wilkins were elected as Directors. Joseph F. Keller, Peter J. Kight, Jerry D. Miller, James V. Pickett and Daniel D. Viren continued as Directors.
         (c)      The following two directors were elected to three-year terms:
                  David P. Lauer with 5,232,182 votes for and 111,828 votes withheld; and Jeffrey M. Wilkins with 5,178,139 votes for and 165,871 votes withheld.
         (d)      Inapplicable.

Item 5.  Inapplicable
         -------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits

                  Exhibit No.  Description of Exhibit
                  -----------  ----------------------

                     10.1 DVD Video and DVD ROM Disc Patent License Agreement dated August 9, 2002, between Koninklijke Philips Electronics N.V. and Metatec International, Inc.*

                     10.2 Patent License Agreement for the Use of AC-3 Technology in the Manufacture of DVD-Video Discs dated August 9, 2002, between Koninklijke Philips Electronics N.V. and Metatec International, Inc.*

                     10.3 MPEG Audio Patent License Agreement dated August 9, 2002, between Koninklijke Philips Electronics N.V. and Metatec International, Inc.*

                     10.4 CD Disc Patent License Agreement dated August 9, 2002, between Koninklijke Philips Electronics N.V. and Metatec International, Inc.*

                     10.5 Letter agreement dated August 9, 2002, among U.S. Philips Corporation, Koninklijke Philips Electronics N.V. and Metatec International, Inc.*

                     99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                     99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   * Schedules and exhibits to this document have not been filed because the Company believes such schedules and exhibits do not contain information material to an investment decision that is not otherwise disclosed in such document. The Company hereby agrees to furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon its request.

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 2002.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Metatec International, Inc.

                                          /s/   Gary W. Qualmann

                                                BY: Gary W. Qualmann
   Date: August 14, 2002                        Chief Financial Officer
                                                (authorized signatory-
                                                principal financial officer)

                                          /s/   Julia A. Pollner

                                                BY: Julie A. Pollner
                                                Senior Vice President - Finance
                                                (authorized signatory-
                                                principal accounting officer)

                                  EXHIBIT INDEX



      Exhibit No.      Description of Exhibit
      -----------      ----------------------

          10.1 DVD Video and DVD ROM Disc Patent License Agreement dated August 9, 2002, between Koninklijke Philips Electronics N.V. and Metatec International, Inc.*

          10.2 Patent License Agreement for the Use of AC-3 Technology in the Manufacture of DVD-Video Discs dated August 9, 2002, between Koninklijke Philips Electronics N.V. and Metatec International, Inc.*

          10.3 MPEG Audio Patent License Agreement dated August 9, 2002, between Koninklijke Philips Electronics N.V. and Metatec International, Inc.*

          10.4 CD Disc Patent License Agreement dated August 9, 2002, between Koninklijke Philips Electronics N.V. and Metatec International, Inc.*

          10.5 Letter agreement dated August 9, 2002, among U.S. Philips Corporation, Koninklijke Philips Electronics N.V. and Metatec International, Inc.*

          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   * Schedules and exhibits to this document have not been filed because the Company believes such schedules and exhibits do not contain information material to an investment decision that is not otherwise disclosed in such document. The Company hereby agrees to furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon its request.