Form 10-Q
period 2002-09-30
METATEC INTERNATIONAL INC
filed 2002-11-12
CIK 203200

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

 ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

 (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

   Number of Common Shares outstanding as of October 22, 2002: 6,536,113

                           METATEC INTERNATIONAL, INC.

                                   INDEX                            PAGE

Part I : Financial Information
     Item 1 - Financial Statements

              Consolidated Balance Sheets as of September 30,
              2002 (unaudited) and December 31, 2001                  3

              Consolidated Statements of Operations
              for the three months ended September 30, 2002
              and 2001 (unaudited)                                    4

              Consolidated Statements of Operations
              for the nine months ended September 30, 2002
              and 2001 (unaudited)                                    5

              Consolidated Statement of Shareholders'
              Deficiency for the nine months ended
              September 30, 2002 (unaudited)                          6

              Consolidated Statements of Cash Flows
              for the nine months ended September 30,
              2002 and 2001 (unaudited)                               7

              Notes to Consolidated Financial
              Statements (unaudited)                                  8-9

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations           9-14

     Item 3 - Quantitative and Qualitative Disclosures about
              Market Risk                                             14

     Item 4 - Controls and Procedures                                 15

Part II: Other Information
              Items 1-6                                               16
              Signatures                                              16
              Certifications                                          17-18

                         PART I - FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

METATEC INTERNATIONAL, INC.
-------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS                                                                   At September 30,     At December 31,
                                                                                              ----------------     ---------------
                                                                                                   2002                 2001
                                                                                                (Unaudited)
                                                                                               ------------         ------------
ASSETS

Current assets:
   Cash and cash equivalents                                                                   $    572,255         $  1,291,778
   Restricted cash                                                                                  146,000                 --
   Accounts receivable, net of allowance for doubtful accounts of $300,000 and $300,000           6,896,440           10,508,964
   Due from sale of assets                                                                             --              1,000,000
   Inventory                                                                                      1,764,825            1,841,292
   Prepaid expenses                                                                                 776,103              666,047
   Net assets of discontinued operations                                                               --              1,207,924
                                                                                               ------------         ------------
      Total current assets                                                                       10,155,623           16,516,006

Property, plant and equipment - net                                                              24,904,265           28,770,668

Other assets                                                                                        152,617              169,166
                                                                                               ------------         ------------

TOTAL ASSETS                                                                                   $ 35,212,505         $ 45,455,840
                                                                                               ============         ============

LIABILITIES & SHAREHOLDERS' DEFICIENCY

Current liabilities:
   Accounts payable                                                                            $  2,953,286         $  3,825,466
   Accrued expenses:
     Royalties                                                                                      483,706            5,098,535
     Personal property taxes                                                                        887,832            1,110,819
     Payroll                                                                                        695,835              893,341
     Restructuring                                                                                  592,006            2,658,275
     Taxes, benefits and other                                                                    1,550,014            1,383,172
   Unearned income                                                                                   89,467               52,796
   Current maturities of long-term real estate debt                                                 167,500              157,399
   Current maturities of other long-term debt and capital lease obligations                         777,567               25,476
                                                                                               ------------         ------------
      Total current liabilities                                                                   8,197,213           15,205,280

Long-term real estate debt                                                                       18,401,989           18,527,886
Other long-term debt and capital lease obligations, less current maturities                      18,454,748           20,194,352
Other long-term liabilities                                                                       1,096,578              673,403
                                                                                               ------------         ------------
  Total liabilities                                                                              46,150,528           54,600,921
                                                                                               ------------         ------------

Shareholders' deficiency:
  Common stock - no par value; authorized 10,000,000 shares;
    issued  7,217,855 shares                                                                     33,008,138           35,031,138
  Accumulated deficit                                                                           (40,244,624)         (37,547,201)
  Accumulated other comprehensive loss                                                                 --               (786,480)
  Treasury stock, at cost; 681,742 and 1,081,742 shares                                          (3,670,537)          (5,822,537)
  Unamortized restricted stock                                                                      (31,000)             (20,000)
                                                                                               ------------         ------------
    Total shareholders' deficiency                                                              (10,938,023)          (9,145,080)
                                                                                               ------------         ------------

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIENCY                                                   $ 35,212,505         $ 45,455,840
                                                                                               ============         ============



See notes to consolidated financial statements.

METATEC INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                      Three Months Ended September 30,
                                                                     ---------------------------------
                                                                         2002                 2001
-----------------------------------------------------------------    ------------         ------------
NET SALES                                                            $ 12,246,115         $ 15,456,900

Cost of sales                                                           8,274,653           12,196,411
                                                                     ------------         ------------

Gross margin                                                            3,971,462            3,260,489

Selling, general and administrative expenses                            3,780,663            5,179,949
Restructuring expenses                                                          0              426,989
                                                                     ------------         ------------

OPERATING EARNINGS (LOSS) FROM CONTINUING OPERATIONS                      190,799           (2,346,449)

Other income and (expense):
        Investment income                                                   2,872                  168
        Interest expense                                                 (719,935)            (826,732)
                                                                     ------------         ------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                      (526,264)          (3,173,013)

Income taxes                                                                    0                    0
                                                                     ------------         ------------

LOSS FROM CONTINUING OPERATIONS                                          (526,264)          (3,173,013)

Loss from discontinued operations (including loss on disposal
        of $2,249,488 in 2002)                                         (2,334,729)            (309,760)
                                                                     ------------         ------------

NET LOSS                                                             $ (2,860,993)        $ (3,482,773)
                                                                     ============         ============

WEIGHTED  AVERAGE  NUMBER  OF  SHARES  OUTSTANDING
        Basic and diluted                                               6,536,113            6,136,113
                                                                     ============         ============

LOSS FROM CONTINUING OPERATIONS PER COMMON SHARE
        Basic and diluted                                            $      (0.08)        $      (0.52)
                                                                     ============         ============

NET LOSS PER COMMON SHARE
        Basic and diluted                                            $      (0.44)        $      (0.57)
                                                                     ============         ============



See notes to consolidated financial statements.

METATEC INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                      Nine Months Ended September 30,
                                                                     ---------------------------------
                                                                         2002                 2001
------------------------------------------------------------------   ------------         ------------
NET SALES                                                            $ 37,328,142         $ 49,761,842

Cost of sales                                                          25,145,085           36,977,373
                                                                     ------------         ------------

Gross margin                                                           12,183,057           12,784,469

Selling, general and administrative expenses                           12,019,763           16,937,798
Restructuring expense                                                           0              433,992
                                                                     ------------         ------------

OPERATING EARNINGS (LOSS) FROM CONTINUING OPERATIONS                      163,294           (4,587,321)

Other income and (expense):
        Investment income                                                   6,444               37,257
        Interest expense                                               (2,191,261)          (2,669,413)
                                                                     ------------         ------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                    (2,021,523)          (7,219,477)

Income tax benefit                                                       (875,000)                   0
                                                                     ------------         ------------

LOSS FROM CONTINUING OPERATIONS                                        (1,146,523)          (7,219,477)

Loss from discontinued operations (including loss on disposal
        of $2,249,488 in 2002)                                         (1,550,900)            (285,439)
                                                                     ------------         ------------

NET LOSS                                                             $ (2,697,423)        $ (7,504,916)
                                                                     ============         ============

WEIGHTED  AVERAGE  NUMBER  OF  SHARES  OUTSTANDING
        Basic and diluted                                               6,508,706            6,135,965
                                                                     ============         ============

LOSS FROM CONTINUING OPERATIONS PER COMMON SHARE
        Basic and diluted                                            $      (0.18)        $      (1.18)
                                                                     ============         ============

NET LOSS PER COMMON SHARE
        Basic and diluted                                            $      (0.41)        $      (1.22)
                                                                     ============         ============


See notes to consolidated financial statements.

METATEC INTERNATIONAL, INC.
-----------------------------------------------------------
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY (UNAUDITED)

                                                                   Accumulated Other                  Unamortized
                                         Common      Accumulated     Comprehensive    Treasury        Restricted
                                         Stock         Deficit           Loss           Stock           Stock            Total
-----------------------------------  ------------    ------------  ----------------- ------------    ------------    ------------
BALANCE AT DECEMBER 31, 2001         $ 35,031,138    $(37,547,201)   $   (786,480)   $ (5,822,537)   $    (20,000)   $ (9,145,080)
Comprehensive Loss:
  Net loss                                             (2,697,423)                                                     (2,697,423)
  Accretion of gain on termination
     of forward contracts                                                (937,248)                                       (937,248)
  Realization of loss on foreign
     currency translation                                               1,723,728                                       1,723,728
                                                                                                                     ------------
       Comprehensive income                                                                                            (1,910,943)

Issuance of treasury stock             (2,062,000)                                      2,152,000                          90,000

Issuance of restricted shares              39,000                                                         (39,000)              0
Amortization of restricted stock                                                                           28,000          28,000
                                     ------------    ------------    ------------    ------------    ------------    ------------
BALANCE AT SEPTEMBER 30, 2002        $ 33,008,138    $(40,244,624)   $         (0)   $ (3,670,537)   $    (31,000)   $(10,938,023)
                                     ============    ============    ============    ============    ============    ============


See notes to consolidated financial statements.

METATEC INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the nine months ended September 30,                                                        2002                2001
----------------------------------------------------------------------------------------   -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                $(2,697,423)        $(7,504,917)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                                          4,008,927           7,257,905
      Net loss on sales of property, plant and equipment                                     1,463,008               2,814
      Recognition of amount previously included in other comprehensive income                  786,480                   0
      Changes in assets and liabilities:
         Accounts receivable                                                                 3,612,524           3,687,354
         Inventory                                                                              76,637            (219,491)
         Prepaid expenses and other assets                                                    (110,058)           (109,983)
         Accounts payable and accrued expenses                                              (2,885,750)           (864,101)
         Unearned income                                                                        36,672             (46,879)
         Net assets of discontinued operations                                                (255,084)            115,086
                                                                                           -----------         -----------
            Net cash provided by operating activities                                        4,035,933           2,317,788
                                                                                           -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property, plant and equipment                                                  (370,003)         (1,020,720)
   Proceeds from the sales of property, plant and equipment                                  1,257,506               7,200
                                                                                           -----------         -----------
      Net cash received from (used in) investing activities                                    887,503          (1,013,520)
                                                                                           -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase in restricted cash                                                                (146,000)                  0
   Increase in long-term debt                                                                        0           3,450,000
   Payment of long-term debt and capital lease obligations                                  (1,409,266)         (4,653,365)
   Net reduction in revolving line of credit                                                (4,087,693)         (1,913,021)
                                                                                           -----------         -----------
      Net cash used in financing activities                                                 (5,642,959)         (3,116,386)
                                                                                           -----------         -----------

Decrease in cash and cash equivalents                                                         (719,523)         (1,812,118)
Cash and cash equivalents at beginning of period                                             1,291,778           2,086,228
                                                                                           -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $   572,255         $   274,110
                                                                                           ===========         ===========

SUPPLEMENTAL  CASH  FLOW  DISCLOSURES:

  Interest paid                                                                            $ 2,307,029         $ 2,430,566
                                                                                           ===========         ===========

  Income taxes paid/(refunds received)                                                     $  (897,182)        $  (122,267)
                                                                                           ===========         ===========

  Assets purchased by the assumption of a liability                                        $    18,975         $   174,830
                                                                                           ===========         ===========

  Payment of accrued restructuring expense by the issuance of treasury stock               $    90,000         $         0
                                                                                           ===========         ===========

  Exchange of short-term accrued royalties obligation for a long-term notes payable        $ 4,278,832         $         0
                                                                                           ===========         ===========


See notes to condensed consolidated financial statements.

                           METATEC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of presentation - The consolidated balance sheet as of September 30, 2002, the consolidated statements of operations for the three and nine months ended September 30, 2002 and 2001, the consolidated statement of shareholders' deficiency for the nine months ended September 30, 2002, and the consolidated statements of cash flows for the nine month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position, results of operations and changes in cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2001 annual report on Form 10-K. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the results for the full year.

In August 2002, the Company entered into new licensing and other agreements with one of its CD and DVD patent licensors which, among other things, provides for a deferred payment schedule for accrued royalties owed by the Company under prior licensing agreements, and, as a result, $3.5 million of accrued royalties were reclassified to other long-term liabilities. In October 2002, the Company entered into a settlement agreement with another of its CD patent licensors which provides for a deferred payment schedule for accrued royalties owed under the licensing agreement with that licensor, and, as a result, $1.6 million of accrued royalties has been reclassified to other long-term liabilities as of September 30, 2002. Of this amount, $800,000 may be forgiven in 2006 if the Company meets certain conditions in the agreement.

Income taxes - In March 2002, the President signed the Job Creation and Worker Assistance Act of 2002 into law. This law extended the carry back period from two to five years for net operating losses arising in the 2001 and 2002 taxable years. The Company recorded an income tax benefit of $875,000 in the quarter ended March 31, 2002 related to this law.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS 142 is effective for all fiscal years beginning after December 15, 2001, and requires changes in the amortization of certain goodwill and intangible assets, including an annual assessment of possible impairment. The adoption of this statement did not have a material impact on the Company's consolidated financial statements because the Company's goodwill and intangible assets were fully impaired at December 31, 2001 and written off.

In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." While this statement supercedes SFAS No. 121, "Accounting for Impairment of Long-Lived Assets to Be Disposed Of," it retains the fundamental provisions of SFAS No. 121 for recognition of impairments of assets to be held and used in operations and assets to be disposed of by sale. This statement was adopted in the first quarter of 2002. The Company is accounting for the sale of its European subsidiary, Breda, as a discontinued operation under SFAS No. 144.

SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," will be effective for fiscal years beginning after May 15, 2002 (December 31, 2002 for the Company). This Statement rescinds FASB Statements No. 4 and 64 that dealt with issues relating to the extinguishment of debt. This Statement also rescinds FASB Statement No. 44 that dealt with intangible assets of motor carriers. This Statement modifies SFAS No. 13, "Accounting for Leases," so that certain capital lease modifications must be accounted for by lessees as sale-leaseback transactions. Additionally, this Statement identifies amendments that should have been made to previously existing pronouncements and formally amends the appropriate pronouncements. The adoption of SFAS No. 145 will not have a significant effect on the Company's results of operations or its financial position.

SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities" will be effective for exit or disposal activities that are initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 is that this Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The adoption of SFAS No. 146 will not have a material impact on the Company's consolidated financial statements.

2. Discontinued operations Pursuant to an agreement dated as of September 30, 2002, the Company sold its European CD-ROM manufacturing operations in Breda, The Netherlands, to Nimbus, a Netherlands-based private investment group. The transaction was structured as a sale of all of the shares of Metatec's European subsidiary to Nimbus. The shares were sold in exchange for the assumption of the European subsidiary's liabilities as of August 31, 2002. The Company is accounting for these operations as discontinued operations, and has recognized a non-cash charge of $2.25 million associated with this sale in the third quarter of 2002.

European operations had revenues for the three months ended September 30, 2002 of $1.3 million, as compared to $2.0 million for the same time period for the prior year. Net sales for the European operations for the nine months ended September 30, 2002, were $6.3 million, as compared to $7.6 million for the same time period for the prior year.

Pre-tax loss for the Company's European operations for the three months ended September 30, 2002 including loss from disposal was $2.3 million, as compared to $310,000 for the same time period of the prior year. Pre-tax loss for the same operations for the nine-month period ended September 30, 2002 was $1.6 million, as compared to $285,000 for the same time period for the prior year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

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

Management believes that its application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically reevaluated, and adjustments are made when facts and circumstances indicate a change is necessary.

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

BUSINESS OF THE COMPANY

The Company is transitioning from a disc manufacturing company to a supply chain solutions company that enables its customers to streamline the process of delivering their products and information to market by providing technology driven supply chain solutions that increase efficiencies and reduce costs. The Company assists its customers with a wide range of services from preparing their product for market to delivering their finished product into the distribution channel or directly to the end-users. The solution is built on a solid technology foundation that includes both customized system integration and a web-based reporting and tracking tool that makes real-time information easily accessible. Technologies include CD-ROM and DVD manufacturing services and secure Internet-based software distribution services. The Company's core CD-ROM manufacturing, packaging and distribution capabilities serve as a component of the supply chain. The Company's manufacturing and distribution facilities are located in Dublin, Ohio.

RECENT EVENTS

Pursuant to an agreement dated as of September 30, 2002, the Company sold its European CD-ROM manufacturing operations in Breda, The Netherlands, to Nimbus, a Netherlands-based private investment group. The transaction was structured as a sale of all of the shares of Metatec's European subsidiary to Nimbus. The shares were sold in exchange for the assumption of the European subsidiary's liabilities as of August 31, 2002. As discussed below, the Company is accounting for these operations as discontinued operations.

RESULTS OF OPERATIONS

Net sales for the three months ended September 30, 2002, were $12.2 million, a decrease of $3.2 million, or 21% over the same period of the prior year. This decrease was due to several factors. First, the closing of the Company's Milpitas, California ("Silicon Valley") plant and a restructuring of the Dublin, Ohio operations reduced manufacturing capacity and eliminated certain low-margin customers. Second, pricing of the Company's CD-ROM products and services declined consistent with industry-wide excess manufacturing capacity, a trend the Company anticipates will continue. Finally, demand for the Company's CD-ROM products and services declined due to several factors, including a decline in general economic conditions, the continued increase in customers using on-line or electronic methods to distribute information, and the continued maturation of the CD-ROM market.

Net sales for the nine months ended September 30, 2002, were $37.3 million, a decrease of $12.4 million, or 25%, over the same period of the prior year. This decrease was due to the factors noted above.

Gross margin was 32% of net sales for the three months ended September 30, 2002, as compared to 21% of net sales for the same period of the prior year. Gross margin was 33% of net sales for the nine months ended September 30, 2002, as compared to 26% of net sales for the same period of the prior year. The 2001 gross margins for both the three-month and nine-month periods were significantly impacted by the severe reduction in sales from the Company's Silicon Valley plant (the plant was closed during the fourth quarter of 2001) without a corresponding reduction in costs associated with that plant, and the restructuring of the Dublin operations in 2001. However, the Company believes that the significant improvement in gross margins in the period-to-period comparisons also reflects management's focus on higher-margin customers in certain industries and the elimination of certain low-margin customers. See "Plan to Improve Liquidity and Financial Condition."

Selling, general and administrative ("SG&A") expenses were $3.8 million, or 31% of net sales, for the three months ended September 30, 2002, as compared to $5.2 million, or 34% of net sales, for same period of the prior year. SG&A expenses were $12.0 million, or 32% of net sales, for the nine months ended September 30, 2002, as compared to $16.9 million, or 34% of net sales, for same period of the prior year. The improvement in the SG&A expense percentages, as well as the reduction in SG&A expenses, for the period-to-period comparisons was primarily attributed to the Dublin restructuring, workforce reductions, and closure of the Silicon Valley location in the fourth quarter of 2001.

No restructuring expenses were incurred during the nine months ended September 30, 2002. Restructuring expenses of $434,000 were incurred during the nine months ended September 30, 2001, primarily related to severance and termination benefits for a U.S. workforce reduction of approximately 6%.


Summary of Accrued Restructuring

                                                          In '000's

                                         Termination      Exit/Other
              Description                  Benefits         Costs              Total
              -----------                -----------      ----------           -----
Accrued balance
  December 31, 2001                        $ 1,368          $ 3,100           $ 4,468


Payments year to date September 30, 2002   $  (633)         $(3,011)          $(3,644)
                                          --------------------------------------------

Accrued balance
September 30, 2002                         $   735          $    89           $   824
                                          ============================================


                                           $   503          $    89           $   592
                                          ============================================



Investment income was $2,900 and $200 for the three month periods ended September 30, 2002 and 2001, respectively. Investment income was $6,400 and $37,000 for the nine-month periods ended 2002 and 2001, respectively.

Interest expense for the three months ended September 30, 2002 was $720,000, as compared to $827,000 for the same period of the prior year. Interest expense for the nine months ended September 30, 2002 was $2.2 million, as compared to $2.7 million for the same period of the prior year. The decrease in interest expense was due to decreased debt balances under the Company's revolving loan and term loan facilities, as well as lower interest rates.

The Company recognized an income tax benefit of $875,000 for the three months ended March 31, 2002. In March 2002, the Job Creation and Worker Assistance Act of 2002 was enacted into law. This law extended the carry back period from two years to five years for net operating losses arising in the 2001 and 2002 taxable years. For the same period for the prior year, the Company did not record an income tax benefit due to the uncertainty of realizing the value of such benefit.

The net loss from continuing operations for the nine months ended September 30, 2002 was $1.1 million, or $(.18) from continuing operations per basic and diluted common share, as compared to a net loss from continuing operations in the same period of the prior year of $7.2 million, or $(1.18) from continuing operations per basic and diluted common share . Including discontinued operations, discussed below, the Company had a net loss of $2.7 million for the nine months ended September 30, 2002, or $(.41) per basic and diluted common share, as compared to a net loss in the same period of the prior year of $7.5 million, or $(1.22) per basic and diluted common share.

Discontinued Operations

Pursuant to an agreement dated as of September 30, 2002, the Company sold its European CD-ROM manufacturing operations in Breda, The Netherlands, to Nimbus, a Netherlands-based private investment group. The transaction was structured as a sale of all of the shares of Metatec's European subsidiary to Nimbus. The shares were sold in exchange for the assumption of the European subsidiary's liabilities as of August 31, 2002. The Company is accounting for these operations as discontinued operations and has recognized a non-cash charge of $2.25 million associated with this sale in the third quarter of 2002.

European operations had revenues for the three months ended September 30, 2002, of $1.3 million, as compared to $2.0 million for the same time period for the prior year. Net sales for the European operations for the nine months ended September 30, 2002, were $6.3 million, as compared to $7.6 million for the same time period for the prior year.

Pre-tax loss for the Company's European operations for the three months ended September 30, 2002, was $2.3 million, as compared to $310,000 for the same time period for the prior year. Pre-tax loss for the same operations for the nine-month period ended September 30, 2002, was $1.6 million, as compared to $285,000 for the same time period for the prior year.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

Source of Liquidity

The Company financed its business during the nine months ended September 30, 2002 through cash generated from operations. Cash flow from operating activities was $4.0 million for the nine months ended September 30, 2002, as compared to $2.3 million for the nine months ended September 30, 2001. The Company had cash and cash equivalents of $572,000 as of September 30, 2002, as compared to $1.3 million as of December 31, 2001.

Bank Financing Matters

The Company has a term loan facility and a revolving loan facility (collectively, the "Credit Facilities") with its banks. The Company is required to comply with certain financial and other loan covenants set forth in the loan agreement for the Credit Facilities. The Company was in compliance with such covenants as of September 30, 2002. As of September 30, 2002, $8.6 million and $5.0 million were outstanding under the term loan facility and the revolving loan facility, respectively. The borrowing base of the revolving loan facility is limited to the lesser of (i) $12,490,762, or (ii) the sum of (A) 80% of eligible domestic accounts receivable, plus (B) 30% of eligible domestic inventory, plus (C) 90% of domestic machinery and equipment. The borrowing base is further reduced by the aggregate amount of the Company's outstanding letters of credit and is permanently reduced by the amount of any additional advances made to the company under the second term loan facility. As of September 30, 2002 the Company had approximately $1.7 million available to draw on its revolving loan facility.

The revolving loan and the term loans under the Credit Facilities mature on April 1, 2004. Quarterly principal payments are required for the term loans beginning in June 2002 if cash flows exceed certain specified targets over designated periods of time. As of September 30, 2002, the Company had not exceeded these targets. The Credit Facilities are secured by a first lien on all non-real estate business assets of the Company and a pledge of the stock of the Company's subsidiaries. The Company is required to comply with the financial and other covenants. The revolving loan and the term loans accrue interest at a rate equal to

3.5% in excess of the prime rate of the banks. Certain fees are required to be paid to the banks in connection with the Credit Facilities. The Company expects that it will be able to negotiate a new borrowing facility prior to April 1, 2004. However, there can be no assurance that the Company will be able to do so.

The Company has a $19,000,000 term loan facility which was used to permanently finance the Company's Dublin, Ohio distribution center (completed in 1999) and to pay down other bank debt. The loan facility has an outstanding principal balance of $18,569,489 as of September 30, 2002. This term loan facility is payable in monthly principal and interest payments based upon a thirty year amortization schedule, bears interest at a fixed rate of 8.2%, and matures on September 1, 2009. This loan facility is secured by a first lien on all real property of the Company and letters of credit in favor of the lender, in an aggregate amount of $1,650,000.

Other Liquidity Matters

In August 2002, the Company entered into new licensing and other agreements with one of its CD and DVD patent licensors which, among other things, provides for a deferred payment schedule for accrued royalties owed by the Company under prior licensing agreements, and, as a result, $3.5 million of accrued royalties were reclassified to other long-term liabilities.

In October 2002, the Company entered into a settlement agreement with another of its CD patent licensors which provides for a deferred payment schedule for accrued royalties owed under its licensing agreement and, as a result, $1.6 million of accrued royalties has been reclassified to other long-term liabilities as of September 30, 2002. Of this amount, $800,000 may be forgiven in 2006 if the Company meets certain conditions in the agreement.

Plan to Improve Liquidity and Financial Condition

The Company currently has a shareholders' deficiency of $10.9 million as of September 30, 2002, as compared to a shareholders' deficiency of $9.1 million as of December 31, 2001. This financial condition presents both short-term and long-term liquidity issues for the Company.

Management is addressing, and has addressed, the short-term liquidity situation. In response to declining pricing and reduced demand for CD-ROM products, management is transitioning the Company from a disc manufacturing company to a supply chain solutions company. In addition, management is also focusing on higher-margin customers in certain industries and reducing the number of the Company's low-margin disc customers. Finally, in March 2001, management successfully negotiated an extension of the maturity date of the Company's Credit Facilities to April 2004.

The Company has generated positive cash flow from operations in each of the last three fiscal years, as well as in the first three quarters of 2002. Management believes that the Company's current focus on its core business customers and continued cost saving measures will allow it to generate sufficient cash flows to meet operational needs in 2002. However, there can be no assurance that such measures will allow the Company to generate sufficient cash flows for the remainder 2002. Furthermore, additional actions will need to be taken to address the Company's long-term liquidity issues as a result of the Company's shareholders' deficiency.

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

ITEM 4. CONTROLS AND PROCEDURES

         (a) Within the 90 days prior to the date of filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission.

         (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the evaluation described in (a), above, was carried out.

                           PART II - OTHER INFORMATION

Items 1-5.  Inapplicable.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit No.    Description of Exhibit
              -----------    ----------------------
                10.1         Letter agreement dated October 9, 2002, among
                             DiscoVision Associates and Metatec International,
                             Inc.*

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

         (b)  Reports on Form 8-K.

              (i) The Company filed a Form 8-K dated October 10, 2002, under
              Item 5 to report that the Company had sold its European CD-ROM manufacturing operations in Breda, The Netherlands, to Nimbus, a Netherlands-based private investment group.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Metatec International, Inc.

                                       /s/   Gary W. Qualmann

                                             BY: Gary W. Qualmann
   Date: November 12, 2002                   Chief Financial Officer
                                             (authorized signatory-
                                             principal financial officer)

                                       /s/ Julia A. Fratianne

                                              BY: Julia A. Fratianne
                                              Senior Vice President - Finance
                                              (authorized signatory-
                                              principal accounting officer)

                                 CERTIFICATIONS

         I, Christopher A. Munro, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Metatec International, Inc.;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002                     /s/ Christopher A. Munro
                                             ---------------------------------
                                             Christopher A. Munro,
                                             Chief Executive Officer
                                             (Principal executive officer)

         I, Gary W. Qualmann, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Metatec International, Inc.;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


                  (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002                      /s/ Gary W. Qualmann
                                              --------------------------------
                                              Gary W. Qualmann
                                              Chief Executive Officer
                                              (Principal financial officer)

                           METATEC INTERNATIONAL, INC.

                                    Form 10-Q
                  For Quarterly Period Ended September 30, 2002

                                  EXHIBIT INDEX


 Exhibit No.      Description of Exhibit
 -----------      ----------------------

    10.1 Letter agreement dated October 9, 2002, among DiscoVision Associates and Metatec International, Inc.

    99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002