Form 10-K
period 2002-12-31
METATEC INTERNATIONAL INC
filed 2003-03-26
CIK 203200

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

         For the fiscal year ended: December 31, 2002

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

     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes __ No X

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter was as follows: $1,156,510 (voting common equity); $ -0- (non-voting common equity).

     On March 7, 2003, the Registrant had 6,536,113 Common Shares outstanding, which is the Registrant's only class of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's proxy statement for its annual meeting of shareholders to be held on May 15, 2003, which proxy statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 2002, are incorporated by reference into Part III, Items 10, 11, 12, and 13 of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          METATEC INTERNATIONAL, INC.

                                   FORM 10-K

           IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     All statements, other than statements of historical facts, included in this Form 10-K of Metatec International, Inc. (the "Company") or incorporated herein by reference, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "project," "believe" or "continue" or the negative thereof or variations thereon or similar terminology. Forward-looking statements speak only as the date the statements were made. Although the Company believes that the expectations reflected in forward-looking statements have a reasonable basis, it can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause the Company's actual results to differ materially from those projected, see Item 7--Forward-Looking Statements; Risk Factors Affecting Future Results. Except to the limited extent required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Metatec International, Inc. ("Metatec" or the "Company") provides technology driven supply chain solutions that enable companies to streamline the process of delivering products and information to market, increase efficiencies and reduce costs. Metatec assists its customers with a wide range of services, from preparing their products for market to delivering their finished products into the distribution channel or directly to the end-users. The Company's solutions are built on a solid technology foundation that includes both customized system integration and a web-based reporting and tracking tool that makes real-time information easily accessible. Technologies include CD-ROM (compact disc-read only memory) and DVD (digital versatile disc) manufacturing services. Metatec maintains operations in Dublin, Ohio.

     Since its inception, Metatec has been recognized as a high quality provider of CD-ROM and DVD manufacturing and packaging services. The Company is considered a pioneer in optical disc technology, being one of the earliest companies to help U.S. businesses utilize the vast data storage capacity of optical media. The Company's core business has been its optical disc manufacturing business. In recent years, the Company has expanded its core business offering by providing an expanded set of packaging and fulfillment services to its customers. More recently, and in response to both market conditions and customer need, the Company is transitioning into a provider of supply chain solutions while continuing to provide its core CD-ROM and DVD manufacturing capabilities as a component of the supply chain. For supply chain customers, the Company can provide support for the procurement of raw materials and packaging, warehousing, fulfillment, inventory management and returns management. These services are managed and integrated by extensive information technology that gives customers visibility into the supply chain to track the flow of information and product from raw material through delivery.

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

     In September 2002, the Company sold its European disc manufacturing business to Nimbus, a Netherlands-based private investment group. In January 2003, the Company sold its electronic software delivery business, known as Metatec Express, to Digital River, Inc., a U.S. company that provides e-commerce services to businesses. These sales allow Metatec to concentrate on growing its business from the Company's facility in Dublin, Ohio. The Dublin facility has served as Metatec's primary business location since the Company's inception and is centrally located to major population centers.

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

INDUSTRY OVERVIEW

     With increased competition, companies are seeking better methods to manage costs and speed products to market. These events have given rise to a focus on outsourcing critical non-core functions, such as supply chain management. Companies are looking for help in compressing the supply chain with single-source providers of services. The Company's history of providing CD-ROM manufacturing, packaging and fulfillment services to software and other companies presents an opportunity for growing the Company's business with a focus on providing supply chain solutions. The Company is leveraging its existing customer base using Metatec's CD-ROM manufacturing services by expanding the breadth of services provided. In some cases, the Company does not manufacture optical discs as part of the offering because the customer does not require optical discs or makes its product available through a different medium, such as interactive game cartridges.

     While use of optical discs is still a popular method for the distribution of business information, the commoditization of the market along with the continued development of Internet technology has significantly impacted the potential for revenue growth in optical disc technology. The Company will continue to offer optical disc manufacturing services as a component of the supply chain solution but will devote resources to developing and marketing supply chain solutions to markets with and without a need for optical disc technology.

PRINCIPAL PRODUCTS AND SERVICES

     The Company provides technology driven supply chain solutions to help customers speed products to market. The Company's primary revenue producing component of the supply chain is CD-ROM and DVD manufacturing. Customers utilize disc technology to distribute a wide array of time-sensitive information. Disc technology is economical when compared to more traditional forms of distribution, such as printing, and offers substantial capacity for large quantities of information. Common uses of disc technology include software distribution, catalogs, digital imagery and information containing code-intensive audio, video and graphic presentations.

     The supply chain solution supports both the business-to-business and retail marketplaces. The Company markets its services through a direct sales force which targets customers who generally have time-sensitive and recurring product and information distribution requirements.

     The Company provides supply chain solutions that include raw material procurement through distribution into the channel and direct-to-user product shipping. The Company has a 151,000 square foot distribution center at its Dublin, Ohio location to support its supply chain offering. The continued development and support of supply chain solutions will be the foundation for the future growth of the Company.

     The Company offers its customers direct visibility into their supply chain through Metatec Exchange. Customers can access a secure online area via the Internet to check packaging, monitor job progress through Metatec's manufacturing plant and manage inventory levels, among other capabilities. Metatec Exchange decreases communication time and enhances the exchange of information between Metatec and its customers. Additionally, customers can benefit from seamless information exchange with customized system integration into their back office systems.

     The Company's Dublin, Ohio facility is ISO-9000 certified. The ISO-9000 quality system certification means that the Company's manufacturing facilities meet worldwide standards for quality practices. The Company utilizes certain patents and technology in its manufacturing activities which it licenses from third parties and which the Company believes to be generally available to other manufacturers.

     The Company does not believe that compliance with federal, state, and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had or will have a material effect upon the capital expenditures, earnings, or competitive position of the Company. The Company does not anticipate any material capital expenditures for environmental control facilities for 2003.

MARKETING

     The Company markets it products and services through a direct sales force. These associates are responsible for maintaining relationships with existing customers, revenue growth within existing customers and developing new business relationships. The associates are supported by customer service representatives who are responsible for managing day-to-day relationships with customers and developing in-depth knowledge of customers' businesses and industries. The Company also makes use of a variety of marketing communications initiatives such as awareness programs through e-marketing, case studies, positioning papers and sales collateral materials; sales lead generation programs; news media relations; a corporate web site and webinars; and occasional involvement in targeted trades shows and participation in industry panels and appearances.

COMPETITION

     The Company has a number of competitors, many of which are larger and have greater financial resources than the Company. The Company believes that the principal competitive factors in the supply chain solutions marketplace consist of service, quality, price, technology, and industry expertise and increasingly is measured by the ability to create overall value for the customer. The Company believes that it competes favorably with respect to these factors in the supply chain solutions arena and continues to develop its offering to differentiate itself from the competition.

     The Company differentiates itself from its competitors by providing an integrated supply chain solution that includes scalability and flexibility, personalized customer service, customized solution design, supply chain visibility and proficiency within certain markets where the Company has demonstrated past success.

EMPLOYEES

     The Company employed approximately 247 persons as of February 28, 2003. Approximately 170 employees are directly involved in the manufacturing and distribution process, and the remainder are involved in sales, administration, and support. The Company believes that its relations with its employees is good.

ITEM 2.  PROPERTIES

     The Company owns a 346,000 square foot office, manufacturing, and distribution and fulfillment facility situated on approximately 25 acres located at 7001 Metatec Boulevard, Dublin, Ohio. The Company's principal executive offices are located at this facility. This facility also includes sales, administration, and customer support operations. A first mortgage on the real estate and improvements at this location secures the Company's long-term real estate debt.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and their respective ages and present positions with the Company are as follows:

OFFICERS                AGE     PRESENT POSITION(S) WITH THE COMPANY
--------                ---     ------------------------------------
Christopher A. Munro    42      President and Chief Executive Officer
Gary W. Qualmann        51      Chief Financial Officer and Treasurer
Julia A. Fratianne      40      Vice President, Finance and Secretary
Melodie A. Gee          46      Vice President and General Manager, Manufacturing
                                Services
Kathryn A. Keane        40      Vice President, Supply Chain and Technology Solutions
Deanna D. Stewart       44      Vice President, Strategic Customer Development

     Mr. Munro has been President and Chief Executive Officer of the Company since December 2001, and prior to that was Chief Operating Officer since joining the Company in January 2001. Prior to joining the Company, Mr. Munro held the position of senior vice president of strategy and development for Exel Logistics, a worldwide supply chain company with global headquarters in London UK. Mr. Munro was employed by Exel Logistics for over twenty years.

     Mr. Qualmann has been Chief Financial Officer of the Company since joining the Company in February 2002 and has been Treasurer since May 2002. Mr. Qualmann also provided financial consulting services to the Company from October, 2001 until joining the Company. From March 1996 until June 2001, Mr. Qualmann was chief financial officer, treasurer, secretary and director of MindLeaders.com, Inc., an e-learning company based in Columbus, Ohio. From May 1988 until July 1995, Mr. Qualmann served as executive vice president and chief financial officer of Red Roof Inns, Inc., a lodging company based in Hilliard, Ohio.

     Ms. Fratianne has been Vice President, Finance and Secretary of the Company since May 1998, and has held various accounting and finance positions with the Company since 1987.

     Ms. Gee has been Vice President and General Manager, Manufacturing Services of the Company since December 2002. She was elected as an executive officer in February 2003. Ms. Gee has held various management positions with the Company since 1993.

     Ms. Keane has been Vice President, Supply Chain and Technology Solutions since joining the Company in October 2002. She was elected as an executive officer in February 2003. From August 2001 until joining the Company, Ms. Keane was director, distribution planning for Limited Logistics Services. From 1993 until April 2001, Ms. Keane was with Borden Foods, formerly a brand-name food distributor based in Columbus, Ohio, most recently serving as a vice president of that company.

     Ms. Stewart has been Vice President, Strategic Customer Development since joining the Company in April 2002. She was elected as an executive officer in February 2003. Prior to joining the Company, Ms. Stewart spent 22 years with AT&T Corporation in a variety of senior sales, marketing and business management roles, most recently serving as a vice president of sales of that company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Shares are currently traded on the Over the Counter
(OTC) Bulletin Board under the symbol META. Prior to April 26, 2002, the Common Shares were traded on the Nasdaq National Market system. The following table reflects the range of reported high and low last sales prices for the Common Shares for the periods indicated.

                                                              HIGH     LOW
                                                              -----   -----
For the quarter ended 2002
  March 31..................................................  $0.48   $0.23
  June 30...................................................  $0.38   $0.10
  September 30..............................................  $0.30   $0.15
  December 31...............................................  $0.27   $0.10

For the quarter ended 2001
  March 31..................................................  $1.56   $0.81
  June 30...................................................  $1.32   $0.56
  September 30..............................................  $1.20   $0.66
  December 31...............................................  $0.79   $0.20

     As of March 7, 2003 there were 3,785 holders of record of the Common Shares, and the last sales price per share on that date, as reported by the Over the Counter (OTC) Bulletin Board, was $0.08.

     The Company has never paid cash dividends on its Common Shares, and it does not expect to pay cash dividends in the foreseeable future. The terms of the Company's credit facilities prohibit it from paying cash dividends or making any other distributions to shareholders without the prior consent of the administrative agent of these credit facilities.

ITEM 6.  SELECTED FINANCIAL DATA

                              2002           2001           2000           1999           1998
                          ------------   ------------   ------------   ------------   ------------
Net Sales...............  $ 49,694,924   $ 67,513,954   $ 92,856,253   $107,644,368   $ 76,630,600
Earnings (loss) from
  continuing
  operations............  $   (720,928)  $(26,477,364)  $(17,990,163)  $ (3,025,952)  $    920,395
Net earnings (loss).....  $ (2,271,829)  $(29,973,839)  $(17,532,618)  $ (2,846,290)  $  1,422,769
Earnings (loss) from
  continuing operations
  per common share:
  Basic and diluted.....  $      (0.11)  $      (4.32)  $      (2.96)  $      (0.50)  $       0.15
Earnings (loss) per
  common share:
  Basic and diluted.....  $      (0.35)  $      (4.88)  $      (2.88)  $      (0.47)  $       0.23
Weighted average number
  of common shares
  outstanding:
  Basic.................     6,515,557      6,136,002      6,085,426      6,074,879      6,058,414
  Diluted...............     6,515,557      6,136,002      6,085,426      6,074,879      6,115,084
Total assets............  $ 33,992,586   $ 45,455,840   $ 75,429,123   $109,395,967   $103,615,514
Long-term liabilities...  $ 36,524,140   $ 39,395,641   $ 35,920,386   $ 47,382,793   $ 40,917,569
Shareholders'
  equity(deficiency)....  $(10,502,554)  $ (9,145,080)  $ 20,171,877   $ 37,862,192   $ 41,949,897

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OF THE COMPANY

     The Company provides technology driven supply chain solutions that enable its customers to streamline the process of delivering their products and information to market, increase efficiencies and reduce costs. The Company assists its customers with a wide range of services, from preparing their products for market to delivering their finished products into the distribution channel or directly to the end-users. The Company's solutions are built on a solid technology foundation that includes both customized system integration and a web-based reporting and tracking tool that makes real-time information easily accessible. Technologies include CD-ROM and DVD manufacturing services and secure Internet-based software distribution services. The Company's core CD-ROM manufacturing, packaging and distribution capabilities serve as a component of the supply chain. The Company's manufacturing and distribution facilities are located in Dublin, Ohio.

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

     Income taxes. The Company has a history of unprofitable operations. These losses generated a sizeable federal tax net operating loss, or NOL, carryforward of as of December 31, 2002.

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

RECENT EVENTS

     On February 18, 2003, the Company entered into an agreement with a licensor of a DVD patent, which agreement provides for a deferred payment schedule and, as a result, $137,000 of accrued royalties has been reclassified to other long-term liabilities as of December 31, 2002.

     On January 14, 2003, the Company sold its Internet-based electronic software distribution ("ESD") business to Digital River, Inc. ("Digital River"), a global e-commerce outsource solutions provider based in Minneapolis, Minnesota. Under the terms of the agreement, Digital River acquired certain assets and assumed certain liabilities associated with the Company's ESD business, and the Company received approximately $1,100,000 in cash and notes, subject to adjustment based on an earn out computation. The Company will recognize a gain on sale of approximately $450,000 (unaudited) during the first quarter of 2003.

     Pursuant to an agreement dated as of September 30, 2002, the Company sold its European CD-ROM manufacturing operations in Breda, The Netherlands, to Nimbus, a Netherlands-based private investment group. The transaction was structured as a sale of all of the shares of Metatec's European subsidiary to Nimbus. The shares were sold in exchange for the assumption of the European subsidiary's liabilities as of August 31, 2002. The Company accounted for these operations as discontinued operations and recognized a non-cash loss of $2,249,000 associated with this sale in the third quarter of 2002.

RESULTS OF OPERATIONS -- 2002 COMPARED TO 2001

     Net sales in 2002 were $49,695,000, a decrease of $17,819,000, or 26% from 2001. This decrease was due to several factors. First, the closing of the Company's Milpitas, California ("Silicon Valley") plant and a restructuring of the Dublin, Ohio operations reduced manufacturing capacity and eliminated certain customers. Second, pricing of the Company's CD-ROM products and services declined consistent with industry-wide excess manufacturing capacity, a trend the Company anticipates will continue. Finally, demand for the Company's CD-ROM products and services declined due to several factors, including a decline in general economic conditions, the continued increase in customers using on-line or electronic methods to distribute information, and the continued maturation of the CD-ROM market.

     Gross margin was 34% of net sales for 2002 and 26% of net sales for 2001. The 2001 gross margins were significantly impacted by the severe reduction in sales from the Company's Silicon Valley plant (the plant was closed during the fourth quarter of 2001) without a corresponding reduction in costs associated with that plant, and the restructuring of the Dublin operations in 2001. However, the Company believes that the significant improvement in gross margins in the period-to-period comparison also reflects management's focus on higher-margin customers in certain industries and the elimination of certain lower-margin customers.

     Selling, general and administrative expenses ("SG&A") decreased to $15,157,000, or 30% of net sales, for 2002 as compared to $22,642,000, or 34% of net sales, for 2001. The improvement in the SG&A expense percentage, as well as the reduction in SG&A expenses, for the period-to-period comparison was primarily attributable to the restructuring and workforce reductions and the closure of the Silicon Valley location in the fourth quarter of 2001.

     At each balance sheet date, a determination is made by management to ascertain whether any long-lived assets have been impaired based upon several criteria, including, but not limited to, revenue trends, undiscounted operating cash flows, and other operating factors. At the end of 2002, management evaluated these criteria and determined that no impairment was noted. At the end of 2001, management evaluated these criteria and determined that certain goodwill and long-lived assets associated with the Company's Dublin, Ohio and Breda, The Netherlands operations were impaired. Accordingly, in the fourth quarter of 2001, the Company recorded a $13,011,000 write-down of the carrying value of these impaired assets based on the discounted cash flows of the operations. In addition the Company made the decision to discontinue its implementation of an ERP system, which resulted in a charge of $2,455,000 during 2001. At December 31, 2001, there is no remaining goodwill on the balance sheet.

     Restructuring expenses of $402,000 were incurred during 2002, compared to restructuring expenses of $2,041,000 in 2001. The 2002 restructuring expenses consisted of severance and termination benefits related to a fourth quarter workforce reduction. The 2001 restructuring expenses consisted primarily of severance and termination benefits related to a U.S. workforce reduction of approximately 42% and separation benefits for an executive as well as restructuring costs related to the closing of two remote sales offices. In addition, restructuring charges of $3,068,000 were incurred during 2001 related to the closure of the Company's Silicon Valley manufacturing facility. In connection with this restructuring, the Company completed the sale of its manufacturing assets associated with the Silicon Valley facility and terminated the lease for this facility.

     Investment income was $10,000 for 2002 as compared to $37,000 for 2001. The decrease in investment income was a result of lower cash and cash equivalent balances. Interest expense was $2,919,000 for 2002 as compared to $3,471,000 for 2001. The decrease in interest expense was the result of decreased borrowings under the Company's credit facilities, as well as decreases in the interest rate.

     An income tax benefit of $875,000 was realized in 2002 for an effective tax benefit of 55% due to the Job Creation and Worker Assistance Act of 2002. This law extended the carry back period from two years to five years for net operating losses arising in the 2001 and 2002 taxable years. The income tax expense was $42,000 in

2001, or an effective tax benefit of .16% due to the Company recording a full valuation allowance on all net tax assets.

     The net loss from continuing operations for 2002 was $721,000, or $(.11) from continuing operations per basic and diluted common share, as compared to a net loss from continuing operations for 2001 of $26,477,000, or $(4.32) from continuing operations per basic and diluted common share. Including discontinued operations, discussed below, the Company had a net loss of $2,272,000 for 2002, or $(.35) per basic and diluted common share, as compared to a net loss for 2001 of $29,974,000, or $(4.88) per basic and diluted common share.

  Discontinued Operations

     Pursuant to an agreement dated as of September 30, 2002, the Company sold its European CD-ROM manufacturing operations in Breda, The Netherlands, to Nimbus, a Netherlands-based private investment group. The transaction was structured as a sale of all of the shares of Metatec's European subsidiary to Nimbus. The shares were sold in exchange for the assumption of the European subsidiary's liabilities as of August 31, 2002. The Company accounted for these operations as discontinued operations and recognized a non-cash charge of $2,249,000 associated with this sale during the third quarter of 2002.

     European operations had revenues for the year ended December 31, 2002, which consisted of the nine months prior to the sale, of $6,286,000, as compared to $9,768,000 for the full year in 2001.

     Pre-tax income for the Company's European operations for the year ended December 31, 2002, which consisted of the nine months prior to the sale, was $700,000, as compared to a $3,496,000 pre-tax loss for the full year in 2001.

RESULTS OF OPERATIONS -- 2001 COMPARED TO 2000

     Net sales in 2001 were $67,514,000, a decrease of $25,342,000, or 27% from 2000. This decrease was due to several factors. First, the pricing for CD-ROM products and services continued to decline or remained at low levels industry-wide due to excess manufacturing capacity. Second, the demand for the Company's CD-ROM products and services declined due to several factors, including a decline in general economic conditions compounded by the events of September 11 2001, the continued increase in customers using on-line or electronic methods to distribute information, and the continued maturation of the CD-ROM market. Finally, management made a decision in 2001 to reduce the number of the Company's low-margin disc manufacturing customers.

     Gross margin was 26% of net sales for 2001 and 29% of net sales for 2000. This reduction was primarily caused by the reduced utilization of the Company's manufacturing capacity and the continued decline of pricing for CD-ROM products and services, as well as the severe reduction in sales from the Company's Silicon Valley plant (the plant was closed during the fourth quarter of 2001) without a corresponding reduction in costs associated with that plant.

     Selling, general and administrative expenses ("SG&A") decreased to $22,642,000, or 34% of net sales, for 2001, as compared to $24,998,000, or 27%
of net sales, for 2000. The SG&A expense reduction in dollars was primarily attributed to the restructuring and workforce reductions, which occurred in the first, third, and fourth quarters of 2001, although the Company's decreased sales caused SG&A expenses to increase as a percentage of net sales.

     At each balance sheet date, a determination is made by management to ascertain whether goodwill or any long-lived assets have been impaired based upon several criteria, including, but not limited to, revenue trends, undiscounted operating cash flows, and other operating factors. At the end of 2001, management evaluated these criteria and determined that certain goodwill and long-lived assets associated with the Company's Dublin, Ohio and Breda, The Netherlands operations, were impaired. Accordingly, in the fourth quarter of 2001, the Company recorded a $13,011,000 write-down of the carrying value of these impaired assets based on the discounted cash flows of the operations. In addition the Company made the decision to discontinue its implementation of an ERP system, which resulted in a charge of $2,455,000 during 2001. In 2000, the Company recorded a $15,638,000 writedown of the carrying value of impaired assets based on the discounted cash flows of the operations.

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

     Additional restructuring charges of $3,068,000 were incurred during the fourth quarter of 2001, related to the closure of the Company's Silicon Valley manufacturing facility. In connection with this restructuring, the Company completed the sale of its manufacturing assets associated with the Silicon Valley facility and terminated the lease for this facility.

     Investment income was $37,000 for 2001 as compared to $26,000 for 2000. The increase in investment income was a result of higher cash and cash equivalent balances. Interest expense was $3,471,000 for 2001 as compared to $4,235,000 for 2000. The decrease in interest expense was the result of decreased borrowings under the Company's credit facilities, as well as decreases in the interest rate.

     Income tax of $42,000 was incurred in 2001, or an effective tax rate of ..16% due to the Company recording a full valuation allowance on all net tax assets. The income tax benefit was $787,000 in 2000, or an effective tax benefit of 4.5%.

     The net loss from continuing operations for 2001 was $26,477,000, or $(4.32) from continuing operations per basic and diluted common share, as compared to a net loss from continuing operations for 2000 of $17,990,000, or $(2.96) from continuing operations per basic and diluted common share. Including discontinued operations, as discussed above, the Company had a net loss of $29,974,000 for 2001, or $(4.88) per basic and diluted common share, as compared to a net loss for 2000 of $17,533,000, or $(2.88) per basic and diluted common share.

IMPACT OF INFLATION

     Although inflation has an effect on salaries, employee benefits and other operating expenses, after considering general inflationary trends, the Company's operations were not significantly affected by inflation in 2002.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," will be effective for fiscal years beginning after May 15, 2002 (December 31, 2003 for the Company). This Statement rescinds FASB Statements No. 4 and 64 that dealt with issues relating to the extinguishment of debt. This Statement also rescinds FASB Statement No. 44 that dealt with intangible assets of motor carriers. This Statement modifies SFAS No. 13, "Accounting for Leases," so that certain capital lease modifications must be accounted for by lessees as sale-leaseback transactions. Additionally, this Statement identifies amendments that should have been made to previously existing pronouncements and formally amends the appropriate pronouncements. The adoption of SFAS No. 145 will not have a significant effect on the Company's results of operations or its financial position.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-

Based Compensation" ("SFAS 123") to provide alternative methods for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation, amends the disclosure provisions of SFAS 123 and amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

     In November 2002, the FASB issued FASB Interpretation No. 45 ('FIN 45'), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for the current fiscal year and were not material in relation to the Company's 2002 consolidated financial statements. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The Company has not assessed what impact, if any, the adoption of the initial recognition and measurement provisions of FIN 45 will have upon its financial condition or results of operations.

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The initial adoption of this accounting pronouncement will not have a material impact on the Company's consolidated financial statements.

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

  Source of Liquidity

     The Company's principal source of liquidity in 2002 was cash flows generated from operations. Cash flow from operating activities was $5,277,000, $4,735,000, and $14,946,000 for 2002, 2001 and 2000, respectively. The Company anticipates that cash flows generated from operations will continue to be its principal source of liquidity during 2003.

  Bank Financing Matters

     The Company has a term loan facility and a revolving loan facility (collectively, the "Credit Facility") with its banks. The borrowing base of the revolving loan facility is limited to the lesser of (i) $10,000,000, or (ii) the sum of (A) 80% of eligible domestic accounts receivable, plus (B) 30% of eligible domestic inventory, plus (C) 90% of domestic machinery and equipment. The borrowing base is further reduced by the aggregate amount of the Company's outstanding letters of credit. As of December 31, 2002, $8,610,000 and $3,610,000 were outstanding under the term loan facility and revolving loan facility, respectively, and the Company had approximately $3,695,000 available to draw on its revolving loan facility.

     The Credit Facilities mature on April 1, 2004. Quarterly principal payments are required for the term loan facility beginning in June 2002 if cashflows exceed certain specified targets over designated periods of time. The Credit Facilities are secured by a first lien on all non-real estate business assets of the Company and a pledge of the stock of the Company's subsidiaries. The Company is required to comply with the financial and other covenants contained in the loan agreement for the Credit Facilities. As of December 31, 2002, the Company was in compliance with these covenants. The Credit Facilities accrue interest at a rate equal to 3.5% in excess of the prime rate of the banks. Certain fees are required to be paid to the banks in connection with the Credit Facilities. The Company expects that it will be able to negotiate a new borrowing facility prior to April 1, 2004; however, there can be no assurance that the Company will be able to do so.

     The Company has a $19,000,000 term loan facility which was used to permanently finance the Company's Dublin, Ohio distribution center completed in 1999 and to pay down other bank debt. The loan facility has an outstanding principal balance of $18,527,886 as of December 31, 2002. This term loan facility is payable in monthly principal and interest payments based upon a thirty year amortization schedule, bears interest at a fixed rate of 8.2%, and matures on September 1, 2009. This loan facility is secured by a first lien on all real property of the Company and letters of credit in favor of the lender, in an aggregate amount of $1,650,000.

  Other Liquidity Matters

     In August 2002, the Company entered into new licensing and other agreements with one of its CD and DVD patent licensors which, among other things, provides for a deferred payment schedule for accrued royalties owed by the Company under prior licensing agreements, and, as a result, $3,470,000 of accrued royalties were reclassified to other long-term liabilities.

     In October 2002, the Company entered into a settlement agreement with another of its CD patent licensors which provides for a deferred payment schedule for accrued royalties owed under its licensing agreement and, as a result, $1,618,000 of accrued royalties were reclassified to other long-term liabilities. Of this amount, $809,000 may be forgiven in 2006 if the Company meets certain conditions in the agreement.

     The Company and a former landlord of its Silicon Valley facility agreed to terminate a lease for this facility on January 15, 2002. The lease termination agreement was effective as of December 31, 2001. The lease termination relieved the Company of paying approximately $12,200,000 in lease payments due over the next seven years. In exchange for its agreement to terminate the lease, the landlord received a $1,500,000 unsecured, non-interest bearing promissory note (discounted to $1,228,349 at 8.5%) due in four equal installments beginning in January 2003, approximately $1,100,000 in cash, and 300,000 shares of the Company's common stock with a fair value of $.30 per share.

     Recurring capital needs resulted in the purchase of $487,000 in property, plant and equipment during 2002, as compared to $1,318,000 in 2001 and $5,088,000 in 2000.

     The Company did not carry any off-balance sheet derivative financial instruments or have any off-balance sheet financial arrangements at December 31, 2002.

  Plan to Improve Liquidity and Financial Condition

     The Company had shareholders' deficiency of $10,503,000 as of December 31, 2002, as compared to a shareholders' deficiency of $9,145,000 as of December 31, 2001. The Company's financial condition presents both short-term and long-term liquidity issues for the Company.

     Management is addressing, and has addressed, the short-term liquidity situation. In response to declining pricing and reduced demand for CD-ROM products, management is implementing a plan to increase revenues from its supply chain solution services. In February 2002, management successfully negotiated an extension of the maturity date of the Company's Credit Facilities to April 2004.

     The Company has generated positive cash flows from operations in each of the last three fiscal years. Management believes that the Company's current focus on its core business customers and continued cost saving measures will allow it to generate sufficient cash flows to meet operational needs in 2003. However, there can be no assurance that such measures will allow the Company to generate sufficient cash flows in 2003. Furthermore, additional actions will need to be taken to address the Company's long-term liquidity issues as a result of the Company's shareholders' deficiency.

     The loan agreement for the Credit Facilities include financial covenants which require the Company to meet specified cash flow thresholds over designated periods of time. There can be no assurance that the Company will be able to meet these cash flow thresholds over such periods of time. See also "Forward Looking Statements; Risk Factors Affecting Future Results" which is part of this Item 7 for a further discussion of these and other risk factors which have affected and in the future could affect the Company's financial performance.

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

Gary W. Qualmann
Chief Financial Officer and Treasurer

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

RISKS ASSOCIATED WITH COMPANY'S FINANCIAL CONDITION

     For the years ended December 31, 2002, 2001, and 2000, the Company's net losses were $2,272,000, $29,974,000, and $17,533,000, respectively. The Company cannot assure shareholders when, or whether, the Company will become, or remain profitable. The continued incurrence of losses will have a material adverse effect on the Company's financial position and ability to continue operations.

     As of December 31, 2002, the Company had a shareholders' deficiency of $10,503,000. In the event of any sale or liquidation of the Company or its assets, there can be no assurance that any value will be realized by the Company's shareholders.

     The Company's loan agreement for the Credit Facilities with its banks include financial covenants which require the Company to meet specified cash flow thresholds over designated periods of time. There can be no assurance that the Company will be able to meet these cash flow thresholds over such periods of time. The Company's failure to meet these cash flow thresholds is an event of default under the loan agreement which would allow the banks to accelerate the payment of the Credit Facilities and to exercise their other rights and remedies under the loan agreement, including the potential forced sale or liquidation of the Company or its assets.

     The Company's liquidity and its ability to meet its current and long-term financial obligations as they become due will be dependent upon the Company's financial performance and its ability to meet the cash flow thresholds required by the loan agreement. The Company's failure to meet these cash flow thresholds would have a material adverse effect on the Company's financial position and ability to continue operations.

PRODUCT CONCENTRATION; DEMAND FOR PRODUCTS

     The Company manufactures CD-ROMs for substantially all of its current customers. Although the Company is implementing a plan to increase revenues from its supply chain solution services, CD-ROM manufacturing sales are expected to continue to account for a substantial portion of the Company's revenues for the foreseeable future.

     The Company experienced a material decrease in the number of CD-ROM manufactured units in 2002 and 2001. This decrease was caused, in part, by a decline in the demand for the Company's CD-ROM products and services, which decline was caused primarily by the continued increase in customers using online and electronic methods to distribute information rather than CD-ROM and the continued maturation of the market for CD-ROM products. The Company anticipates that these factors will continue to impact the demand for the Company's CD-ROM products in 2003, which may cause a further decline in CD-ROM units manufactured in 2003. The continued decrease in demand for the Company's CD-ROM products would have a material adverse effect on the Company's revenue and operating results.

     Included in the Company's CD-ROM products and services are audio CDs for the radio syndication programming services market. Radio syndication sales declined in 2002 and 2001 due to customers choosing to use CD-Recordable as a distribution method for smaller size orders, a trend that the Company believes will continue for the foreseeable future. Due to this change in the distribution method, along with the maturity of the radio syndication programming services market and the Company's existing share of sales in that market, the Company believes that revenues from radio syndication sales will continue to decline for the foreseeable future.

PRICING

     In 2002, the pricing of CD-ROM products and services continued to decline or remained at low-levels industry-wide due to excess manufacturing capacity, a trend the Company anticipates will continue into 2003.

     In prior years, market growth offset increased manufacturing capacity in the CD-ROM industry. However, this growth has ceased due to the maturation of this market. In addition, the Company's pricing of its new products and services may not in all cases be competitive with the other providers in the marketplace, and some new products and services may not be profitable.

CHANGES IN GENERAL ECONOMIC OR BUSINESS CONDITIONS

     The Company assists its customers with a wide range of services, from preparing their products for market to delivering their finished products into the distribution channel or directly to the end-users. Many of these customers are in industries and businesses that are cyclical in nature and subject to changes in general economic or business conditions, which can cause the Company's operating results to reflect this general cyclical pattern. Accordingly, changes in general economic or business conditions, including any prolonged or substantial economic downturn, could have a material adverse affect on the Company's business, results of operations and financial condition.

COMPETITION

     The Company faces competition in the information distribution industry from a number of sources, such as traditional print publishers, distributors of information, CD-ROM manufacturers, and others. The Company's competitors vary by market segment and include many companies which are larger, more established, and have substantially more resources than the Company. The Company does not benefit from its own patents or proprietary technology, and competition may increase in the future.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company no longer uses derivative financial instruments in its investment portfolio. During 2001, the Company held forward contracts used to hedge the net receivable/payable position arising from an intercompany note between the Company and its European subsidiary. During the fourth quarter of 2001, the Company terminated this forward contract, with the proceeds reducing the Company's debt to one of its lenders. The Company places its investments in instruments that meet high credit quality standards. The Company does not expect any material loss with respect to its investment portfolio.

     The Company utilizes term and revolving debt with variable interest rates of 3.5% above prime, and therefore, the Company is effected by changes in market interest rates. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2003, although there can be no assurances that interest rates will not significantly change.

     The effect of foreign exchange rate fluctuations on the Company's statements of operations for its fiscal years ended December 31, 2002 and 2001, were not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Metatec International, Inc.:

     We have audited the accompanying consolidated balance sheets of Metatec International, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Metatec International, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/  DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
March 7, 2003
Columbus, Ohio

                          METATEC INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                    AT DECEMBER 31,
                                                              ---------------------------
                                                                  2002           2001
                                                              ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $    336,597   $  1,291,778
  Restricted cash...........................................       146,000              0
  Accounts receivable
     Trade, net of allowance for doubtful accounts of
      $200,000 and $300,000 respectively....................     7,251,086     10,508,965
     Due from sale of assets................................             0      1,000,000
  Inventory.................................................     1,096,912      1,841,292
  Prepaid expenses..........................................       920,514        666,047
  Net assets of discontinued operations.....................             0      1,207,924
                                                              ------------   ------------
     Total current assets...................................     9,751,109     16,516,006

Property, plant and equipment -- net........................    24,094,376     28,770,668

Other assets................................................       147,101        169,166
                                                              ------------   ------------
TOTAL ASSETS................................................  $ 33,992,586   $ 45,455,840
                                                              ============   ============
LIABILITIES & SHAREHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable..........................................  $  2,556,727   $  3,825,466
  Accrued expenses:
     Royalties..............................................       452,152      5,098,535
     Personal property taxes and real estate taxes..........     1,362,188      1,416,645
     Payroll and benefits...................................     1,059,480      1,434,139
     Restructuring..........................................       901,721      2,658,275
     Other..................................................       615,120        536,548
  Unearned income...........................................        58,767         52,796
  Current maturities of long-term real estate debt..........       170,995        157,399
  Current maturities of other long-term debt and capital
     lease obligations......................................       793,850         25,476
                                                              ------------   ------------
     Total current liabilities..............................     7,971,000     15,205,279

Long-term real estate debt..................................    18,356,891     18,527,886
Other long-term debt and capital lease obligations, less
  current maturities........................................    17,018,611     20,194,352
Other long-term liabilities.................................     1,148,638        673,403
                                                              ------------   ------------
     Total liabilities......................................    44,495,140     54,600,920
                                                              ------------   ------------
Commitments and contingencies (Notes 4, 5, and 6)
Shareholders' deficiency:
  Common stock, no par value; authorized 10,000,000 shares;
     issued 7,217,855 shares................................    33,008,138     35,031,138
  Accumulated deficit.......................................   (39,819,030)   (37,547,201)
  Accumulated other comprehensive loss......................             0       (786,480)
  Treasury stock, at cost; 681,742 and 1,081,742 shares.....    (3,670,537)    (5,822,537)
  Unamortized restricted stock..............................       (21,125)       (20,000)
                                                              ------------   ------------
     Total shareholders' deficiency.........................   (10,502,554)    (9,145,080)
                                                              ------------   ------------
TOTAL LIABILITIES & SHAREHOLDERS' DEFICIENCY................  $ 33,992,586   $ 45,455,840
                                                              ============   ============

See notes to consolidated financial statements.

                          METATEC INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         2002           2001           2000
                                                      -----------   ------------   ------------
NET SALES...........................................  $49,694,924   $ 67,513,954   $ 92,856,253
Cost of sales.......................................   32,823,337     50,213,388     66,314,596
                                                      -----------   ------------   ------------
Gross margin........................................   16,871,587     17,300,566     26,541,657
Selling, general and administrative expenses........   15,156,785     22,641,688     24,997,951
Impairment of goodwill and assets and other
  restructuring costs...............................      401,608     17,660,182     16,112,287
                                                      -----------   ------------   ------------
OPERATING EARNINGS (LOSS) FROM CONTINUING
  OPERATIONS........................................    1,313,194    (23,001,304)   (14,568,581)
Other income (expense):
     Investment income..............................        9,769         37,346         26,184
     Interest expense...............................   (2,918,891)    (3,471,406)    (4,234,766)
                                                      -----------   ------------   ------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES.............................................   (1,595,928)   (26,435,364)   (18,777,163)

Income taxes (benefit)..............................     (875,000)        42,000       (787,000)
                                                      -----------   ------------   ------------
LOSS FROM CONTINUING OPERATIONS.....................  $  (720,928)  $(26,477,364)  $(17,990,163)
Profit (Loss) from discontinued operations
  (including loss on disposal of $2,249,488 in
  2002), adjusted for tax effect of $43,000 in
  2000..............................................   (1,550,901)    (3,496,475)       457,545
                                                      -----------   ------------   ------------
NET LOSS............................................  $(2,271,829)  $(29,973,839)  $(17,532,618)
                                                      ===========   ============   ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic and diluted.................................    6,515,557      6,136,002      6,085,426
                                                      ===========   ============   ============
LOSS FROM CONTINUING OPERATIONS PER COMMON SHARE
  Basic and diluted.................................  $     (0.11)  $      (4.32)  $      (2.96)
                                                      ===========   ============   ============
NET LOSS PER COMMON SHARE
  Basic and diluted.................................  $     (0.35)  $      (4.88)  $      (2.88)
                                                      ===========   ============   ============

See notes to consolidated financial statements.

                          METATEC INTERNATIONAL, INC.

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                                                                RETAINED        ACCUMULATED
                                                 ADDITIONAL    EARNINGS/           OTHER                       UNAMORTIZED
                                     COMMON       PAID-IN     (ACCUMULATED     COMPREHENSIVE      TREASURY     RESTRICTED
                                      STOCK       CAPITAL       DEFICIT)       INCOME (LOSS)        STOCK         STOCK
                                   -----------   ----------   ------------   -----------------   -----------   -----------
BALANCE AT DECEMBER 31, 1999.....  $34,949,138       $0       $ 9,959,256       $(1,223,665)     $(5,822,537)   $      0
Comprehensive Loss:
  Net loss.......................                             (17,532,618)
  Foreign currency translation
    adjustments..................                                                  (199,697)
    Comprehensive loss...........
Stock options exercised..........       32,000
Tax benefit relating to stock
  options........................       10,000
                                   -----------       --       ------------      -----------      -----------    --------
BALANCE AT DECEMBER 31, 2000.....   34,991,138        0        (7,573,362)       (1,423,362)      (5,822,537)          0
Comprehensive Loss:
  Net loss.......................                             (29,973,839)
  Foreign currency translation
    adjustments..................                                                  (311,579)
  Gain on termination of forward
    contracts....................                                                   948,461
    Comprehensive loss...........
Issuance of restricted shares....       40,000                                                                   (40,000)
Amortization of restricted
  stock..........................                                                                                 20,000
                                   -----------       --       ------------      -----------      -----------    --------
BALANCE AT DECEMBER 31, 2001.....   35,031,138        0       (37,547,201)         (786,480)      (5,822,537)    (20,000)
Comprehensive Loss:
  Net loss.......................                              (2,271,829)
  Accretion of gain on
    termination of forward
    contracts....................                                                  (937,248)
  Realization of loss on foreign
    currency translation.........                                                 1,723,728
    Comprehensive loss...........
Issuance of treasury stock.......   (2,062,000)                                                    2,152,000
Issuance of restricted shares....       39,000                                                                   (39,000)
Amortization of restricted
  stock..........................                                                                                 37,875
                                   -----------       --       ------------      -----------      -----------    --------
BALANCE AT DECEMBER 31, 2002.....  $33,008,138       $0       $(39,819,030)     $        (0)     $(3,670,537)   $(21,125)
                                   ===========       ==       ============      ===========      ===========    ========


                                      TOTAL
                                   ------------
BALANCE AT DECEMBER 31, 1999.....  $ 37,862,192
Comprehensive Loss:
  Net loss.......................   (17,532,618)
  Foreign currency translation
    adjustments..................      (199,697)
                                   ------------
    Comprehensive loss...........   (17,732,315)
Stock options exercised..........        32,000
Tax benefit relating to stock
  options........................        10,000
                                   ------------
BALANCE AT DECEMBER 31, 2000.....    20,171,877
Comprehensive Loss:
  Net loss.......................   (29,973,839)
  Foreign currency translation
    adjustments..................      (311,579)
  Gain on termination of forward
    contracts....................       948,461
                                   ------------
    Comprehensive loss...........   (29,336,957)
Issuance of restricted shares....             0
Amortization of restricted
  stock..........................        20,000
                                   ------------
BALANCE AT DECEMBER 31, 2001.....    (9,145,080)
Comprehensive Loss:
  Net loss.......................    (2,271,829)
  Accretion of gain on
    termination of forward
    contracts....................      (937,248)
  Realization of loss on foreign
    currency translation.........     1,723,728
                                   ------------
    Comprehensive loss...........    (1,485,349)
Issuance of treasury stock.......        90,000
Issuance of restricted shares....             0
Amortization of restricted
  stock..........................        37,875
                                   ------------
BALANCE AT DECEMBER 31, 2002.....  $(10,502,554)
                                   ============

See notes to consolidated financial statements.

                          METATEC INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                 2002           2001           2000
                                                              -----------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(2,271,829)  $(29,973,839)  $(17,532,618)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization...........................    5,058,219      9,536,428     13,184,117
    Write-down of fixed assets and goodwill.................            0     13,412,688     15,637,642
    Deferred income tax expense (benefit)...................            0        692,107       (338,107)
    Tax benefit from stock options exercised................            0              0         10,000
    Net (gain) loss on sales of property, plant and
      equipment.............................................    1,463,008         64,494       (141,624)
    Recognition of amount previously included in other
      comprehensive income..................................      786,480              0              0
    Changes in assets and liabilities (net of discontinued
      operations):
      Accounts receivable...................................    3,257,878      2,378,380      5,371,699
      Inventory.............................................      489,227        726,154        796,649
      Prepaid expenses and other assets.....................     (254,467)       325,426        369,840
      Accounts payable and accrued expenses.................   (3,002,612)     2,951,221     (3,472,837)
      Unearned income.......................................        5,971        (30,894)        48,933
      Net assets of discontinued operations.................     (255,084)     4,653,189      1,011,991
                                                              -----------   ------------   ------------
         Net cash provided by operating activities..........    5,276,791      4,735,354     14,945,685
                                                              -----------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment.................     (487,280)    (1,317,888)    (5,088,249)
  Proceeds from the sales of property, plant and
    equipment...............................................    1,438,056         53,990        314,893
                                                              -----------   ------------   ------------
    Net cash provided (used) by investing activities........      950,776     (1,263,898)    (4,773,356)
                                                              -----------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in restricted cash...............................     (146,000)             0              0
  Increase in long-term debt and capital lease
    obligations.............................................            0      2,091,138      4,139,597
  Payment of long-term debt and capital lease obligations...   (1,550,705)             0    (14,099,986)
  Net reduction in revolving line of credit.................   (5,486,043)    (5,794,961)             0
  Stock options exercised...................................            0              0         32,000
                                                              -----------   ------------   ------------
    Net cash used by financing activities...................   (7,182,748)    (3,703,823)    (9,928,389)
                                                              -----------   ------------   ------------
Increase (decrease) in cash and cash equivalents............     (955,181)      (232,367)       243,940
Cash and cash equivalents at beginning of year..............    1,291,778      1,524,145      1,280,201
                                                              -----------   ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $   336,597   $  1,291,778   $  1,524,141
                                                              ===========   ============   ============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid.............................................  $ 2,777,127   $  3,352,231   $  4,250,213
                                                              ===========   ============   ============
  Income taxes refunded.....................................  $  (897,182)  $   (667,375)  $   (837,228)
                                                              ===========   ============   ============
  Assets purchased for the assumption of liabilities........  $    39,657   $     12,549   $    194,818
                                                              ===========   ============   ============
  Gain on termination of forward contracts..................  $         0   $    948,461   $          0
                                                              ===========   ============   ============
  Assets sold for the assumption of receivable..............  $         0   $  1,000,000   $          0
                                                              ===========   ============   ============
  Termination of capital lease..............................  $         0   $  1,160,742   $          0
                                                              ===========   ============   ============
  Note payable issued for capital lease termination.........  $         0   $ (1,228,347)  $          0
                                                              ===========   ============   ============
  Payment of accrued restructuring expense by the issuance
    of treasury stock.......................................  $    90,000   $          0   $          0
                                                              ===========   ============   ============
  Exchange of short-term accrued royalties obligation for a
    long-term notes payable.................................  $ 4,278,832   $          0   $          0
                                                              ===========   ============   ============
  Credit of a payable in exchange for a sale of an asset....  $    62,000   $          0   $          0
                                                              ===========   ============   ============

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

     Nature of Operations -- The operations of the Company are in the information industry primarily providing optical disc manufacturing, packaging and distribution for specific customers, primarily in North America. The Company maintains one manufacturing, sales, distribution and development facility in the United States and prior to September 2002, one in Europe. The revenues from product sales are recognized at the time the products are shipped. The Company has shifted its focus to supply chain solution services with its core CD-ROM manufacturing capabilities serving as a component of the supply chain.

     The Company incurred net losses from continuing operations of approximately $721,000, $26,477,000 and $17,990,000 in 2002, 2001 and 2000, respectively. The
Company incurred net losses of approximately $2,272,000, $29,973,000, and $17,533,000 in 2002, 2001 and 2000, respectively. Included in the losses are non-recurring losses of $2,249,000 in 2002 from disposal of its European operations and non-recurring charges resulting from the impairment of goodwill and long-lived assets and restructuring charges totaling approximately $20,576,000 including $2,916,000 in discontinued operations and $16,112,000 in 2001 and 2000, respectively. Also, as of December 31, 2002, the Company had a shareholders' deficiency of $10,503,000. However, the Company generated positive cash flows from operations in each of these years. Additionally, the Company successfully amended certain terms and financial covenants of its bank credit facilities, including extending the maturity date to 2004. Management believes that the Company's current focus on its core business customers and continued cost saving measures will allow it to generate sufficient cash flows to meet operational needs in 2003.

     Discontinued operations -- Pursuant to an agreement dated as of September 30, 2002, the Company sold its European CD-ROM manufacturing operations in Breda, The Netherlands, to Nimbus, a Netherlands-based private investment group. The transaction was structured as a sale of all of the shares of Metatec's European subsidiary to Nimbus. The shares were sold in exchange for the assumption of the European subsidiary's liabilities as of August 31, 2002 of approximately $1,911,000. The Company accounted for these operations as discontinued operations and recognized a non-cash loss of $2,249,000 associated with this sale in the third quarter of 2002.

     European operations had revenues for the year ended December 31, 2002, which consisted of the nine months prior to the sale, of $6,286,000, as compared to $9,768,000 for 2001 and $11,375,000 for 2000.

     Pre-tax income for the Company's European operations for the year ended December 31, 2002, which consisted of the nine months prior to the sale, was $700,000, as compared to $3,496,000 pre-tax loss for 2001 and $406,000 pre-tax income for 2000.

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

                          METATEC INTERNATIONAL, INC.

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

     Goodwill -- Goodwill represented the excess of cost over net assets acquired and was amortized using the straight-line method over estimated useful lives ranging from 10 to 15 years. In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets," at each balance sheet date, a determination is made by management to ascertain whether goodwill and other long-lived assets have been impaired based on several criteria, including, but not limited to, revenue trends, undiscounted operating cash flows and other operating factors. At the end of 2001, management determined that certain assets were impaired (See Note
2) and goodwill was written off at that time.

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

     Advertising -- The Company expenses advertising costs as incurred. Advertising expense was $5,358, $122,341 and $10,153 for 2002, 2001 and 2000,
respectively.

     Net Loss Per Common Share -- Basic net loss per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed similarly but includes the dilutive effect of stock options. During 2002, 2001 and 2000, the effect of stock options was anti-dilutive.

     Comprehensive Income (Loss) -- SFAS No. 130, "Reporting Comprehensive Income," requires the reporting and display of comprehensive income (loss) and its components for all years presented. The Company had other comprehensive loss related to foreign currency translation adjustments of $161,981 in 2001. During November 2001, the Company terminated its forward contracts. The related gain of $948,461 is shown as an offset to other comprehensive income and was accreted to net income and included in discontinued operations in 2002. The Company sold its Breda operations in 2002 and the other comprehensive loss related to foreign currency translation was realized at the time of sale (included in loss from discontinued operations).

     Financial Instruments -- The Company entered into a series of forward contracts (against the Euro and U.S. Dollar) to hedge an intercompany note between the Company and its European subsidiary. The Company is not a party to leveraged derivatives and does not hold or issue financial instruments for speculative purposes. The purpose of the Company's hedging was to protect it from the risk that the eventual functional currency inflows resulting from the intercompany payments will be adversely affected by changes in exchange rates. The forward contracts were designed to correspond with the repayment schedule contained within the intercompany note. While these hedging instruments were subject to fluctuations in value, such fluctuations were generally offset by the value of the underlying exposures being hedged. During the fourth quarter of 2001, the above noted forward contracts were terminated. The Company realized a gain on the termination of these contracts of $948,461 which was used to pay down an operating lease with one of its lenders. This gain was recorded in other comprehensive income and was accreted to net income in 2002 when the Company sold its European subsidiary.

     The Company does not carry any off balance sheet derivative financial instruments at December 31, 2002.

     Foreign Currency Translation -- The assets and liabilities of the Company's subsidiaries outside the United States were translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Income and expense items were translated at the average exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions were recognized currently in net income and those resulting from

                          METATEC INTERNATIONAL, INC.

translation of financial statements were recognized currently in comprehensive income. There are no foreign subsidiaries as of December 31, 2002.

     Self-Insurance -- The Company is self-insured with respect to medical and dental claims for its employees. The Company has obtained stop-loss insurance for claims in excess of $100,000 per individual per year and $1,000,000 lifetime maximum per individual. The Company has recorded an estimated liability for self-insured claims incurred but not reported at December 31, 2002 and 2001 of $300,000 and $270,000, respectively. The Company is also self- insured with respect to short term disability claims.

     Stock-based compensation -- The Company has adopted the disclosure provision of SFAS No. 148, "Accounting for Stock-Based
Compensation -- Transition and Disclosure, an amendment to FASB Statement No. 123." The Statement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the intrinsic method of Account Principles Board ("APB") Opinion No. 25 (see Note 9). Opinion No. 25 requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under all of the Company's plans are granted with an exercise price equal to the fair market value on the date of the grant. The following table presents the effect on the Company's net earnings and earnings per share had the Company adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation".

                                                  2002           2001           2000
                                               -----------   ------------   ------------
Net loss --
  As reported................................  $(2,271,829)  $(29,973,839)  $(17,532,618)
  Pro forma..................................  $(2,361,554)  $(29,989,447)  $(17,665,757)
Loss per share --
  As reported
  Basic and diluted..........................  $     (0.35)  $      (4.88)  $      (2.88)
Pro forma --
  Basic and diluted..........................  $     (0.36)  $      (4.89)  $      (2.90)

     The pro forma amounts are not representative of the effects on reported net earnings or earnings per common share for future years.

     Impact of New Accounting Standards -- SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," will be effective for fiscal years beginning after May 15, 2002 (December 31, 2003 for the Company). This Statement rescinds FASB Statements No. 4 and 64 that dealt with issues relating to the extinguishment of debt. This Statement also rescinds FASB Statement No. 44 that dealt with intangible assets of motor carriers. This Statement modifies SFAS No. 13, "Accounting for Leases," so that certain capital lease modifications must be accounted for by lessees as sale-leaseback transactions. Additionally, this Statement identifies amendments that should have been made to previously existing pronouncements and formally amends the appropriate pronouncements. The adoption of SFAS No. 145 will not have a significant effect on the Company's results of operations or its financial position.

     SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities," will be effective for exit or disposal activities that are initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 is that this Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was

                          METATEC INTERNATIONAL, INC.

recognized at the date of an entity's commitment to an exit plan. The adoption of SFAS No. 146 will not have a material impact on the Company's consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation, amends the disclosure provisions of SFAS 123 and amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for the current fiscal year and were not material in relation to the Company's 2002 consolidated financial statements. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The Company has not assessed what impact, if any, the adoption of the initial recognition and measurement provisions of FIN 45 will have upon its financial condition or results of operations.

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The initial adoption of this accounting pronouncement will not have a material impact on the Company's consolidated financial statements.

                          METATEC INTERNATIONAL, INC.

2.  IMPAIRMENT OF ASSETS AND RESTRUCTURING CHARGES

                                                                       LOSS ON
                                           TERMINATION   EXIT/OTHER   WRITE-DOWN
DESCRIPTION                                 BENEFITS       COSTS      OF ASSETS     TOTAL
-----------                                -----------   ----------   ----------   --------
                                                              IN '000'S
Accrued balance December 31, 1999........    $  289       $   562                  $    851
Provision 2000...........................    $  475                    $ 15,637    $ 16,112
Payments 2000............................    $ (764)      $  (412)                 $ (1,176)
Asset Write-offs 2000....................                              $(15,637)   $(15,637)
                                             ------       -------      --------    --------
Accrued balance December 31, 2000........    $   --       $   150      $     --    $    150
Provision 2001...........................    $1,895       $ 3,135      $ 12,630    $ 17,660
Payments 2001............................    $ (527)      $  (184)                 $   (711)
Asset Write-offs 2001....................                              $(12,630)   $(12,630)
                                             ------       -------      --------    --------
Accrued balance December 31, 2001........    $1,368       $ 3,101      $     --    $  4,469
Provision 2002...........................    $  402       $    --      $     --    $    402
Payments 2002............................    $ (897)      $(1,740)     $     --    $ (2,637)
                                             ------       -------      --------    --------
Accrued balance December 31, 2002........    $  873       $ 1,361      $     --    $  2,234
                                             ======       =======      ========    ========
Accrued Restructuring -- Current.........    $  873       $   404      $     --    $  1,277
                                             ======       =======      ========    ========

     During 2002, the Company made decisions to reduce expenses by restructuring its workforce in Dublin.

     During 2001, the Company made decisions to reduce expenses by restructuring its manufacturing and support services through workforce reductions related to the facilities in Dublin, Ohio ("Dublin"), Milpitas, California ("Silicon Valley"), and Breda, The Netherlands ("Breda").

     Additional restructuring charges were incurred during the fourth quarter of 2001 related to the closure of the Company's Silicon Valley facility. In relation to this restructuring, the Company completed the sale of its manufacturing assets associated with Silicon Valley and terminated the lease on this facility, all of which was effective December 31, 2001. In exchange for its agreement to terminate the lease, the landlord received a $1,500,000 unsecured, non-interest bearing promissory note (discounted to $1,228,349 at 8.5%) due in four equal installments beginning in January 2003, and approximately $1,100,000 in cash, and 300,000 shares of the Company's common stock with a fair value of $.30 per share (See Note 4). In addition, the Company took a write-off related to the closing of two sales offices during 2001.

     In December 2001, a determination was made by management that goodwill and specific fixed assets associated with the Company's operations were impaired. This decision was based upon an analysis of expected future cash flows and required a writedown of these assets. Accordingly, a writedown of goodwill ($1,472,000) and fixed assets ($8,703,000) totaling $10,175,000 was recorded using discounted future cash flows to estimate fair value. In addition, management made the decision that certain modules of the Company's ERP system which were under development would not be completed and implemented, resulting in a write-off of $2,455,144.

     During the first quarter of 2000, the Company made a decision to reduce selling, general and administrative expenses by restructuring its support services through a workforce reduction in the Dublin and Silicon Valley facilities. At that time the Company incurred a restructuring charge of $430,561 primarily for severance and termination benefits. During the fourth quarter of 2000, the Company made another workforce reduction at the

                          METATEC INTERNATIONAL, INC.

Silicon Valley facility resulting in a restructuring charge of $44,084 primarily for severance and termination benefits.

     At the end of 2000, a determination was made by management that goodwill and specific fixed assets associated with the Company's Silicon Valley operations, which were acquired from Imation Corporation in September 1998, were impaired. This decision was based upon an analysis of expected future cash flows and required a writedown of these assets. Accordingly, a writedown of goodwill ($11,695,618) and fixed assets ($3,942,024) totaling $15,637,642 was recognized using discounted future cash flows to estimate fair value.

3.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following at December 31:

                                                               2002           2001
                                                           ------------   ------------
Land.....................................................  $  2,579,787   $  2,579,787
Buildings and improvements...............................    22,473,357     22,480,944
Machinery and equipment..................................    34,612,252     37,595,120
Furniture and fixtures...................................     4,380,933      4,381,989
Computer equipment and related software..................     8,213,427      9,178,835
                                                           ------------   ------------
          Total..........................................    72,259,756     76,216,675
Less accumulated depreciation and impairment.............   (48,165,380)   (47,446,007)
                                                           ------------   ------------
Net property, plant and equipment........................  $ 24,094,376   $ 28,770,668
                                                           ============   ============

4.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations consisted of the following at December 31:

                                                                2002          2001
                                                             -----------   -----------
Term debt..................................................  $ 8,609,791   $ 9,835,488
Revolving line of credit...................................    3,609,910     9,095,953
Real estate financing......................................   18,527,886    18,685,285
Former Silicon Valley facility lessor......................    1,332,758     1,228,349
US Philips.................................................    3,461,899             0
Discovision Associates.....................................      764,130             0
Capital lease obligations..................................       33,973        60,038
                                                             -----------   -----------
          Total............................................   36,340,347    38,905,113
Less current maturities....................................     (964,845)     (182,875)
                                                             -----------   -----------
Long-term debt and capital lease obligations...............  $35,375,502   $38,722,238
                                                             ===========   ===========

     On February 8, 2002, the Company entered into an amended and restated loan agreement (the "Amended Loan Agreement") with its banks which replaced the Company's prior agreement with its banks. Under the Amended Loan Agreement, the credit facilities consist of three separate loans: (1) an asset based revolving loan facility with a borrowing base as described below; (2) a term loan facility in the principal amount of $9,326,250; and (3) a second term loan facility in the original principal amount of $509,238. The borrowing base of the revolving loan facility is limited to the lesser of (i) $10,000,000, or (ii) the sum of
(A) 80% of eligible domestic accounts receivable, plus (B) 30% of eligible domestic inventory, plus (C) 90% of domestic machinery and equipment. The borrowing base is further reduced by the aggregate amount of the Company's outstanding letters

                          METATEC INTERNATIONAL, INC.

of credit and is permanently reduced by the amount of any additional advances made to the Company under the second term loan facility.

     The revolving loan and the term loans mature on April 1, 2004. Quarterly principal payments are required, beginning in June 2002 if cash flow, as defined, exceeds certain predetermined targets. The credit facilities are secured by a first lien on all non-real estate business assets of the Company and a pledge of the stock of the Company's subsidiaries. The Company is required to comply with the financial and other covenants contained in the Amended Loan Agreement. The revolving loan and the term loans accrue interest at a rate equal to 3.5% in excess of the prime rate of the banks (total of 7.25% at December 31, 2002). Certain fees are required to be paid to the banks in connection with the credit facilities.

     As of December 31, 2002, $8,609,791 and $3,609,910 was outstanding under the bank term loan facility and the bank revolving loan facility, respectively, and the Company had approximately $3,695,000 available to draw on its revolving loan facility. The Company was in compliance with its financial and other covenants as of December 31, 2002.

     The Company has a $19,000,000 term loan facility which was used to permanently finance the Company's Dublin, Ohio distribution center completed in 1999 and to pay down other bank debt. The loan facility has an outstanding principal balance of $18,527,886 as of December 31, 2002. This term loan facility is payable in monthly principal and interest payments based upon a thirty year amortization schedule, bears interest at a fixed rate of 8.2%, and matures on September 1, 2009. This loan facility is secured by a first lien on all real property of the Company and bank letters of credit in favor of the lender, in an aggregate amount of $1,650,000 which are renewed annually.

     The Company entered into a $1,500,000 long-term note with its former Silicon Valley facility landlord, Fleming Business Park, effective December 31, 2001 (See Note 2). This is an unsecured, non-interest bearing note which was discounted at 8.5% and is due in four equal annual installments beginning in January 2003.

     In August 2002, the Company entered into new licensing and other agreements with one of its CD and DVD patent licensors which, among other things, provides for a deferred payment schedule for accrued royalties owed by the Company under prior licensing agreements. As a result, $3,470,000 million of accrued royalties were exchanged for a 6% note, payable in quarterly payments with a termination date of December 31, 2008.

     In October 2002, the Company entered into a settlement agreement with another of its CD patent licensors which provides for a deferred payment schedule for accrued royalties owed under its licensing agreement and, as a result, $1,618,000 of accrued royalties were reclassified to long-term liabilities. The Company issued an $809,000 non-interest bearing note with the final payment due December 31, 2005. The remaining $809,000 may be forgiven in 2006 if the Company meets certain conditions in the agreement and is currently classified in other long-term liabilities.

     The estimated fair value of the Company's long-term obligations approximated their carrying amount at December 31, 2002 and 2001, based on current market prices for the same or similar issues.

     The terms of the Company's credit facilities prohibit it from paying cash dividends or making any other distributions to shareholders without the prior consent of the administrative agent of these credit facilities.

     Total long-term debt maturities from 2003 to 2007, assuming no additional principal payments based on excess cashflow, are as follows: $964,845, $13,246,059, $1,424,103, $1,364,451, $1,037,731 respectively, and $18,303,158 thereafter.

5.  LEASES

     At December 31, 2002, the Company leased office equipment with related accumulated depreciation of $39,060 under non-cancelable capital lease agreements expiring at various dates through 2004. Maintenance, insurance, and tax expenses are the responsibility of the Company under the agreements.

     Operating lease expense was $346,888, $1,921,966 and $2,229,479 for 2002,
2001 and 2000, respectively.

                          METATEC INTERNATIONAL, INC.

     The future annual minimum lease payments under all capital leases, together with the present value of the minimum lease payments and the future minimum rental payments required under all operating leases that have initial or remaining lease terms in excess of one year, are as follows:

                                                          CAPITAL LEASES   OPERATING LEASES
YEAR ENDING DECEMBER 31:                                  --------------   ----------------
2003....................................................     $24,199           $192,557
2004....................................................      11,837             93,220
                                                             -------           --------
          Total minimum lease payments..................      36,036           $285,777
                                                                               ========
Less amount representing interest.......................      (2,063)
                                                             -------
Present value of net minimum payments...................     $33,973
                                                             =======

6.  COMMITMENTS AND CONTINGENCIES

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

7.  INCOME TAXES

     The components of income tax expense (benefit) were as follows:

                                                       2002        2001        2000
                                                     ---------   ---------   ---------
Federal:
  Current..........................................  $(875,000)  $(472,000)  $(638,000)
  Deferred.........................................          0      89,000       9,000
                                                     ---------   ---------   ---------
     Total Federal.................................   (875,000)   (383,000)   (629,000)
                                                     ---------   ---------   ---------
State and Local:
  Current..........................................          0     (93,000)     72,000
  Deferred.........................................          0     741,000    (230,000)
                                                     ---------   ---------   ---------
     Total State and Local.........................          0     648,000    (158,000)
Foreign:
  Current..........................................          0       9,000     (21,000)
  Deferred.........................................          0    (232,000)    (22,000)
                                                     ---------   ---------   ---------
     Total Foreign.................................          0    (223,000)    (43,000)
                                                     ---------   ---------   ---------
Total..............................................  $(875,000)  $  42,000   $(830,000)
                                                     =========   =========   =========

     Total loss from continuing operations before income tax expense in 2002 was comprised of $1,596,000 in domestic losses. Total loss before income tax benefit in 2001 was comprised of $ 4,026,000 in foreign losses and $25,906,000 in domestic losses. Total loss before income tax benefit in 2000 was comprised of $167,000 in foreign losses and $18,195,000 in domestic losses.

                          METATEC INTERNATIONAL, INC.

     Significant differences between income tax expense (benefit) recorded for financial reporting purposes and income taxes (benefit) calculated using the Federal statutory rate of 34% on the loss from continuing operations are as follows:

                                                   2002          2001          2000
                                                 ---------   ------------   -----------
Tax benefit at statutory rate..................  $(542,000)  $(10,177,000)  $(6,244,000)
State and local tax expense (benefit), net of
  federal benefit..............................      7,000        428,000      (104,000)
Non deductible goodwill........................          0        153,000       161,000
Change in valuation reserve....................   (399,000)     9,605,000     5,317,000
Other..........................................     59,000         33,000        40,000
                                                 ---------   ------------   -----------
Total..........................................  $(875,000)  $     42,000   $  (830,000)
                                                 =========   ============   ===========

     Deferred income taxes recorded in the consolidated balance sheets at December 31, 2002 and 2001 consisted of the following:

                                                               2002           2001
                                                           ------------   ------------
Deferred tax assets:
State tax credit (expires 2005)..........................  $    595,000   $    595,000
Allowance for doubtful accounts..........................        89,000        139,000
Net operating loss carryforwards.........................    11,053,000      8,419,000
Restructuring charges....................................       402,000      1,684,000
Impaired assets..........................................     4,395,000      6,974,000
Depreciation.............................................     2,474,000      1,692,000
Accrued medical insurance................................       134,000        120,000
Other....................................................       375,000        459,000
Valuation allowance......................................   (19,330,000)   (19,729,000)
                                                           ------------   ------------
          Total deferred tax assets......................  $    187,000   $    353,000
                                                           ------------   ------------
Deferred tax liabilities:
Depreciation.............................................             0              0
Prepaid expenses.........................................       150,000        174,000
Foreign currency.........................................             0        162,000
Other....................................................        37,000         17,000
                                                           ------------   ------------
          Total deferred tax liabilities.................       187,000        353,000
                                                           ------------   ------------
Net deferred tax asset...................................  $          0   $          0
                                                           ============   ============

     The Company has available net operating loss carry forwards for tax purposes of approximately $25,897,000 expiring through 2022. The Company also has available certain net operating loss carry forwards for tax purposes of approximately $216,000 which expire in 2005 which may only be used to offset certain operations of the Company. On March 9, 2002, the President signed into law the Job Creation and Worker Assistance Act of 2002. This law extended the carry back period from two years to five years for net operating losses arising in the 2001 and 2002 taxable years. The Company recorded a benefit of $875,000 in the first quarter of 2002 related to this law.

     A valuation allowance has been provided to offset the net deferred tax assets due to the uncertainty surrounding the realizability of such assets.

8.  BENEFIT PLANS

     Substantially all associates are enrolled in a Company-sponsored defined contribution plan established under Section 401(k) of the Internal Revenue Code. The Company's contribution under the plan was approximately

                          METATEC INTERNATIONAL, INC.

$192,000, $342,000 and $642,000 for 2002, 2001 and 2000, respectively. During
2002, the Company's contribution was reduced to 40% (75% in 2001, and 2000) of the associate's contribution up to a maximum of 5% of the associate's annual compensation. The benefit plan assets are invested in mutual funds.

9.  STOCK OPTION PLANS

     The Company has a 1999 Directors' Stock Option Plan (the "1999 Directors Plan") under which a maximum of 300,000 common shares may be issued. The 1999 Directors Plan replaced the Company's 1992 Directors' Stock Option Plan, and no additional options will be issued under the 1992 plan. The 1999 Directors Plan automatically grants 5,000 options to each non-employee director immediately following the Company's annual meeting of shareholders. These options are fully vested on the grant date. In addition, for each non-employee director, when they first become a director, the 1999 Directors Plan automatically grants 10,000 one-time options. These one-time options vest in equal installments over a four-year period. As of December 31, 2002, there have been 130,000 options granted under the 1999 Directors Plan, none of which were forfeited, none of which were exercised, and all but 12,500 were exercisable. As of December 31, 2002, there have been 164,925 options granted under the 1992 Director's Stock Option Plan, 130,080 of which were forfeited, 22,345 of which were exercised and 12,500 of which are exercisable.

     The option price of shares subject to an option for the directors' stock option plans is the fair market value of the shares at the time the option is granted. No options issued are exercisable after five years from the date of grant.

     The Company has a 1990 Stock Option Plan under which a maximum of 1,610,000 Common Shares may be issued. This Plan is available to all full time employees of the Company or its subsidiary corporations and, in the case of non-qualified options, directors of subsidiaries of the Company (other than directors of such subsidiaries who are also directors of the Company). As of December 31, 2002, there have been 2,823,725 options granted under this plan, 1,502,525 of which were forfeited, 290,075 of which were exercised and 761,863 of which are exercisable.

     The Company's Compensation Committee has the authority to grant incentive options and non-qualified options. Only officers and other key employees of the Company or its subsidiary corporations are eligible for grants of incentive options.

     At December 31, 2002, no incentive options had been granted. Both incentive and non-qualified options vest over a period of from one to four years from the date of grant, and are not exercisable after 10 years from the date of grant. The option price of both incentive options and non-qualified options is equal to the fair market value of the shares at the time the options are granted.

     The following summarizes all stock option transactions from January 1, 2000 through December 31, 2002:

                                                           PER SHARE      WEIGHTED AVERAGE
                                            SHARES       OPTION PRICE      EXERCISE PRICE
                                           ---------    ---------------   ----------------
Outstanding at December 31, 1999.........  1,272,825    $1.50 to $12.88        $5.24
Granted..................................    305,300    $1.03 to $ 3.19        $2.58
Exercised................................    (20,500)   $1.50 to $ 1.75        $1.56
Terminated...............................   (380,400)   $3.00 to $ 6.00        $4.99
                                           ---------
Outstanding at December 31, 2000.........  1,177,225    $1.03 to $12.88        $4.67
Granted..................................    181,375    $0.77 to $ 1.31        $0.98
Terminated...............................   (119,625)   $2.50 to $12.88        $4.87
                                           ---------
Outstanding at December 31, 2001.........  1,238,975    $0.77 to $11.50        $4.13
Granted..................................    180,000    $0.35 to $ 0.39        $0.38
Terminated...............................   (247,225)   $0.77 to $11.50        $3.02
                                           ---------
Outstanding at December 31, 2002.........  1,171,750    $0.35 to $12.88        $3.89
                                           =========

                          METATEC INTERNATIONAL, INC.

     The following presents information for common shares exercisable as of December 31:

                                                         2002       2001       2000
                                                       --------   --------   --------
Weighted Average Exercise Price......................  $   4.50   $   5.00   $   5.52
                                                       ========   ========   ========
Common Shares Exercisable............................   891,863    817,550    694,719
                                                       ========   ========   ========

     The following table summarizes information about options outstanding at December 31, 2002:

             OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
----------------------------------------------   ---------------------------------------------
                              WEIGHTED-AVERAGE
   RANGE OF                      REMAINING       WEIGHTED-AVERAGE             WEIGHTED-AVERAGE
EXERCISE PRICES    NUMBER     CONTRACTUAL LIFE    EXERCISE PRICE    NUMBER     EXERCISE PRICE
---------------   ---------   ----------------   ----------------   -------   ----------------
$0.35 - $0.39       180,000         7.7               $ 0.38         30,000        $ 0.35
$0.88 - $1.31       166,375         6.9               $ 1.00        105,688        $ 0.99
$1.75 - $2.59       138,400         7.1               $ 2.51         69,200        $ 2.51
$2.67 - $4.00        60,000         2.0               $ 3.42         60,000        $ 3.42
$4.19 - $6.13       526,475         0.9               $ 5.42        526,475        $ 5.42
$6.63 - $7.75       100,000         2.1               $ 6.63        100,000        $ 6.63
$11.50                  500         1.3               $11.50            500        $11.50
                  ---------                                         -------
                  1,171,750                           $ 3.68        891,863        $ 4.50
                  =========                                         =======

     The weighted average fair value per share of options granted during 2002, 2001 and 2000 were $0.38, $0.98 and $2.58, respectively.

     At December 31, 2002, options for 170,000 and 288,800 common shares (total of 458,800) were reserved for future grant under the 1999 Directors Plan and the 1990 Stock Option Plan, respectively.

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net loss) and net loss per common share, net of related income tax benefits, would have resulted in the amounts as reported below. In determining the estimated fair value of each option granted on the date of grant, the Company uses the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 2002, 2001 and 2000, respectively: dividend yield of 0%; expected volatility of 82.31%, 85.19% and 83.16%; risk-free interest rates based on the constant maturity rates for Treasuries that mature in accordance with the vesting period of the options granted.

10.  SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

     SFAS 131,"Disclosures About Segments of an Enterprise and Related Information") established revised standards for public companies relating to the reporting of financial information about operating segments. In accordance with SFAS No. 131, the Company has determined that it has one reportable segment. However, the Company operated in two primary geographic areas prior to 2002 and has two classes of products.

                          METATEC INTERNATIONAL, INC.

     Revenues are attributed to specific geographical areas based on origin of order generation. Geographic information for the years ended December 31 are as follows:

                                                       U.S.                EUROPE
                                                    -----------   -------------------------
                                                                  (DISCONTINUED OPERATIONS)
2002
  Net Sales.......................................  $49,695,000          $         0
  Long-lived assets...............................  $24,241,000          $         0
2001
  Net Sales.......................................  $67,514,000          $ 9,768,000
  Long-lived assets...............................  $28,940,000          $   611,000
2000
  Net Sales.......................................  $92,856,000          $11,375,000
  Long-lived assets...............................  $50,836,000          $ 4,547,000

     Revenues attributed to product types are distinguished as CD-ROM sales and other sales. Information for the years ended December 31 are as follow:

                                                              CD-ROM      OTHER PRODUCTS
                                                            -----------   --------------
2002
  Net Sales...............................................  $44,168,000     $5,527,000
2001
  Net Sales...............................................  $71,667,000     $5,615,000
2000
  Net Sales...............................................  $97,790,000     $6,441,000

     The Company had one customer that accounted for approximately 15% of net sales in 2002; no other customer accounted for greater than 10% of net sales for any of the three years in the period ended December 31, 2002.

                          METATEC INTERNATIONAL, INC.

11.  CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

QUARTER ENDED                       MARCH 31       JUNE 30     SEPTEMBER 30   DECEMBER 31
-------------                      -----------   -----------   ------------   -----------
2002
  Net Sales......................  $13,125,697   $11,956,331   $12,246,115    $12,366,781
  Gross Margin...................    4,099,464     4,058,348     3,971,462      4,742,313
  Net Earnings(loss) from
     continuing operations.......      103,468      (723,559)     (526,264)       425,427
  Net Earnings(loss).............      206,563       (42,994)   (2,860,993)       425,595
  Net Earnings(loss) from
     continuing operations per
     common share:
     Basic and diluted...........  $      0.02   $     (0.11)  $     (0.08)   $      0.06
  Net Earnings(loss) per common
     share:
     Basic and diluted...........  $      0.03   $     (0.01)  $     (0.44)   $      0.07
2001
  Net Sales......................  $17,941,622   $16,362,960   $15,456,899    $17,752,473
  Gross Margin...................    4,904,615     4,619,133     3,260,360      4,516,458
  Net Loss from continuing
     operations..................   (2,087,750)   (1,938,383)   (3,174,338)   (19,276,894)
  Net Loss.......................   (1,926,598)   (2,095,544)   (3,482,773)   (22,468,924)
  Net Loss from continuing
     operations per common share:
     Basic and diluted...........  $     (0.34)  $     (0.32)  $     (0.52)   $     (3.14)
  Net Loss per common share:
     Basic and diluted...........  $     (0.31)  $     (0.34)  $     (0.57)   $     (3.66)

     The quarter ended December 31, 2002 included restructuring charges of $402,000. The quarter ended September 30, 2002 included a loss on disposal of the European operations of $2,249,000.

     The quarter ended March 31, 2001 and September 30, 2001, included restructuring charges of $110,000 and $416,000 respectively. The quarter ended December 31, 2001 included a $20,051,000 charge of which $13,011,000 represents the write down of goodwill and long-lived assets associated with the Dublin and Breda facilities. The remainder consisted of costs associated with the closure of the Company's Silicon Valley facility and severance and termination costs related to the Dublin facility.

12.  SUBSEQUENT EVENTS

     On January 14, 2003, the Company sold its Internet-based electronic software distribution ("ESD") business to Digital River, Inc. ("Digital River"), a global e-commerce outsource solutions provider based in Minneapolis, Minnesota. Under the terms of the agreement, Digital River acquired certain assets and assumed certain liabilities associated with the Company's ESD business, and the Company received approximately $1,100,000 in cash and notes, subject to adjustment based on an earn out computation. The Company will recognize a gain on sale of approximately $450,000 (unaudited) during the first quarter of 2003.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Information required under this Item with respect to directors will be contained in the Company's proxy statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2002, and is hereby incorporated herein by reference. Information regarding the executive officers of the Company may be found under the caption "Executive Officers of the Company" in Part I and is also incorporated by reference into this Item 10.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required under this Item will be contained in the Company's proxy statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2002, and is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

     Information required under this Item will be contained in the Company's proxy statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2002, and is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required under this Item will be contained in the Company's proxy statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2002, and is hereby incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

     (a) Within the 90 days prior to the date of filing this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures have been effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission.

     (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the evaluation described in (a), above, was carried out.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements
         The following financial statements of the Company are included in Item 8:
         Consolidated Balance Sheets as of December 31, 2002 and 2001
         Consolidated Statements of Operations for the Years Ended
         December 31, 2002, 2001 and 2000
         Consolidated Statements of Shareholders' Equity for the
         Years Ended December 31, 2002, 2001 and 2000
         Consolidated Statements of Cash Flows for the Years Ended
         December 31, 2002, 2001 and 2000
         Notes to Consolidated Financial Statements
         Independent Auditors' Report
(a)(2)   Financial Statement Schedules
         The financial statement schedule for the years ended
         December 31, 2002, 2001 and 2000 is included in this report following the signatures and should be read in conjunction with the Consolidated Financial Statements included in Item
         8:
         Schedule II -- Consolidated Valuation and Qualifying
         Accounts and Reserves
         All other financial statement schedules have been omitted because they are not applicable or the required information is included in the Company's consolidated financial statements or notes thereto.
(a)(3)   Listing of Exhibits

                                                                 IF INCORPORATED BY REFERENCE,
  EXHIBIT                                                       DOCUMENT WITH WHICH EXHIBIT WAS
    NO.                DESCRIPTION OF EXHIBIT                      PREVIOUSLY FILED WITH SEC
  -------              ----------------------                   -------------------------------
      3(a)     Amended and Restated Articles of          Registration Statement on Form S-8, File No.
               Incorporation of Metatec                  333-03125 (see Exhibit 4(a) therein).
               International, Inc.
      3(b)     Code of Regulations of Metatec            Registration Statement on Form S-8, File No.
               International, Inc.                       333-03125 (see Exhibit 4(b) therein).
      4        Form of Share Certificate                 Registration Statement on Form S-8, File No.
                                                         333-03125 (see Exhibit 4(c) therein).
     10(a)*    Metatec International, Inc. 1990 Stock    Annual Report on Form 10-K for the fiscal
               Option Plan                               year ended December 31, 1991 (see Exhibit
                                                         10(k) therein).
     10(b)*    Amendment No. 1 to Metatec                Registration Statement on Form S-8, File No.
               International, Inc. 1990 Stock Option     33-48022 (see Exhibit 4(d) therein).
               Plan
     10(c)*    Amendment No. 2 to Metatec                Annual Report on Form 10-K for the fiscal
               International, Inc. 1990 Stock Option     year ended December 31, 1992 (see Exhibit
               Plan                                      10(k) therein).
     10(d)*    Amendment No. 3 to Metatec                Annual Report on Form 10-K for the fiscal
               International, Inc. 1990 Stock Option     year ended December 31, 1993 (see Exhibit
               Plan                                      10(g) therein).
     10(e)*    Amendment No. 4 to Metatec                Annual Report on Form 10-K for the fiscal
               International, Inc. 1990 Stock Option     year ended December 31, 1995 (See Exhibit
               Plan                                      10(h) therein).
     10(f)*    Amendment No. 5 to Metatec                Annual Report on Form 10-K for the fiscal
               International, Inc. 1990 Stock Option     year ended December 31, 1997 (See Exhibit
               Plan                                      10(I) therein).
     10(g)*    Amendment No. 6 to Metatec                Registration Statement on Form S-8, File No.
               International, Inc. 1990 Stock Option     333-03125 (see Exhibit 4(i) therein).
               Plan
     10(h)*    Metatec International, Inc. 1992          Registration Statement on Form S-8, File No.
               Directors' Stock Option Plan              33-52700 (see Exhibit 4(c) therein).

                                                                 IF INCORPORATED BY REFERENCE,
  EXHIBIT                                                       DOCUMENT WITH WHICH EXHIBIT WAS
    NO.                DESCRIPTION OF EXHIBIT                      PREVIOUSLY FILED WITH SEC
  -------              ----------------------                   -------------------------------
     10(i)*    Amendment No. 1 to Metatec                Annual Report on Form 10-K for the fiscal
               International, Inc. 1992 Directors'       year ended December 31, 1993 (see Exhibit
               Stock Option Plan                         10(i) therein).
     10(j)*    Amendment No. 2 to Metatec                Annual Report on Form 10-K for the fiscal
               International, Inc. 1992 Directors'       year ended December 31, 1995 (see Exhibit
               Stock Option Plan                         10(k) therein).
     10(k)*    Amendment No. 3 to Metatec                Annual Report on Form 10-K for the fiscal
               International, Inc. 1992 Directors'       year ended December 31, 1995 (see Exhibit
               Stock Option Plan                         10(i) therein).
     10(l)*    Amendment No. 4 to Metatec                Annual Report on Form 10-K for the fiscal
               International, Inc. 1992 Directors'       year ended December 31, 1996 (see Exhibit
               Stock Option Plan                         10(m) therein).
     10(m)*    Amendment No. 5 to Metatec                Registration Statement on Form S-8, File No.
               International, Inc. 1992 Directors'       333-31027 (see Exhibit 4 therein).
               Stock Option Plan
     10(n)*    Metatec International, Inc. 1999          Registration Statement on Form S-8, File No.
               Directors Stock Option Plan               333-10442 (see Exhibit 4(d) therein).
     10(o)*    Metatec International, Inc. Directors     Annual Report on Form 10-K for the fiscal
               Deferred Compensation Plan                year ended December 31, 1997 (see Exhibit
                                                         10(p) therein).
     10(p)     Form of Indemnification Agreement         Annual Report on Form 10-K for the fiscal
               between Metatec International, Inc.       year ended December 31, 1999 (see Exhibit
               and each of its officers and directors    10(t) therein).
     10(q)     DVD Video and DVD ROM Disc Patent         Quarterly Report on Form 10-Q for the
               License Agreement dated August 9,         quarterly period ended July 31, 2002 (see
               2002, between Koninklijke Philips         Exhibit 10.1 therein).
               Electronics N.V. and Metatec
               International, Inc.
     10(r)     Patent License Agreement for the Use      Quarterly Report on Form 10-Q for the
               of AC-3 Technology in the Manufacture     quarterly period ended July 31, 2002 (see
               of DVD-Video Discs dated August 9,        Exhibit 10.2 therein).
               2002, between Koninklijke Philips
               Electronics N.V. and Metatec
               International, Inc.
     10(s)     MPEG Audio Patent License Agreement       Quarterly Report on Form 10-Q for the
               dated August 9, 2002, between             quarterly period ended July 31, 2002 (see
               Koninklijke Philips Electronics N.V.      Exhibit 10.3 therein).
               and Metatec International, Inc.
     10(t)     CD Disc Patent License Agreement dated    Quarterly Report on Form 10-Q for the
               August 9, 2002, between Koninklijke       quarterly period ended July 31, 2002 (see
               Philips Electronics N.V. and Metatec      Exhibit 10.4 therein).
               International, Inc.
     10(u)     Letter agreement dated August 9, 2002,    Quarterly Report on Form 10-Q for the
               among U.S. Philips Corporation,           quarterly period ended July 31, 2002 (see
               Koninklijke Philips Electronics N.V.      Exhibit 10.5 therein).
               and Metatec International, Inc.
     10(v)     Patent License Agreement for Disc         Amendment No. 1 to Registration Statement on
               Products dated July 1, 1986, between      Form S-1, File No. 33-60878 (see Exhibit
               Metatec/ Discovery Systems, Inc. and      10(t) therein).
               Discovision Associates
     10(w)     Letter agreement dated October 9,         Quarterly Report on Form 10-Q for the
               2002, among Discovision Associates and    quarterly period ended September 30, 2002
               Metatec International, Inc.               (see Exhibit 10.1 therein).

                                                                 IF INCORPORATED BY REFERENCE,
  EXHIBIT                                                       DOCUMENT WITH WHICH EXHIBIT WAS
    NO.                DESCRIPTION OF EXHIBIT                      PREVIOUSLY FILED WITH SEC
  -------              ----------------------                   -------------------------------
     10(x)     DVD Patent License Agreement dated        Contained herein.
               December 31, 2002, between Toshiba
               Corporation and Metatec International,
               Inc.
     10(y)     Letter agreement dated January 29,        Contained herein.
               2003, between Toshiba Corporation and
               Metatec International, Inc.
     10(z)     Optical Disc Corporation NPR              Amendment No. 1 to Registration Statement on
               Technology License Agreement between      Form S-1, File No. 33-60878 (see Exhibit
               Optical Disc Corp-oration and             10(v) therein).
               Metatec/Discovery Systems effective
               March 2, 1992
     10(aa)    Second Amended and Restated Loan          Current Report on Form 8-K dated February 14,
               Agreement dated as of February 8,         2002 (See Exhibit 10.1 therein).
               2002, among Metatec International,
               Inc., Bank One, NA, The Huntington
               national Bank, other financial
               Institutions from time to time party
               thereto, as banks, and The Huntington
               national Bank, as administrative agent
               for the banks.
     10(bb)    $19.0 million Promissory Note and         Annual Report on Form 10-K for the fiscal
               Mortgage, Assignment of Rents and         year ended December 31, 1999 (see Exhibit
               Security Agreement, each dated July       10(y) therein).
               28, 1999, between META Holdings, LLC
               and Huntington Capital Corp.
     10(cc)*   Employment Agreement dated November       Annual Report on Form 10-K for the fiscal
               22, 2000, between Metatec                 year ended December 31, 2000 (see Exhibit
               International, Inc. and Christopher A.    10(z) therein).
               Munro
     10(dd)*   First Amendment to Employment             Annual Report on Form 10-K for the fiscal
               Agreement dated as of March 26, 2002,     year ended December 31, 2001 (see Exhibit
               between Metatec International, Inc.       10(z) therein).
               and Christopher A. Munro.
     10(ee)*   Restricted Share Agreement Effective      Annual Report on Form 10-K for the fiscal
               January 2, 2001, between Metatec          year ended December 31, 2000 (see Exhibit
               International, Inc. and Christopher A.    10(aa) therein).
               Munro.
     10(ff)*   First Amendment to Restricted Share       Annual Report on Form 10-K for the fiscal
               Agreement dated as of March 26, 2002,     year ended December 31, 2001 (see Exhibit
               between Metatec International, Inc.       10(bb) therein).
               and Christopher A. Munro.
     10(gg)*   Separation Agreement and Release          Annual Report on Form 10-K for the fiscal
               effective December 7, 2001, between       year ended December 31, 2001 (see Exhibit
               Metatec International, Inc. and           10(cc) therein).
               Jeffrey M. Wilkins.
     10(hh)*   Restricted Share Agreement dated as of    Annual Report on Form 10-K for the fiscal
               February 13 ,2002, between Metatec        year ended December 31, 2001 (see Exhibit
               International, Inc. and Gary W.           10(dd) therein).
               Qualmann.
     21        Subsidiaries of Metatec International,    Contained herein.
               Inc.
     23        Consent of Deloitte & Touche LLP and      Contained herein.
               Report on Schedule.
     24(a)     Powers of Attorney for Joseph F.          Annual Report on Form 10-K for the fiscal
               Keeler, Jr., Peter J. Kight, David P.     year ended December 31, 2001 (see Exhibit
               Lauer, Jerry D. Miller, James V.          24(a) therein).
               Pickett, Daniel D. Viren, and Jeffrey
               M. Wilkins.

                                                                 IF INCORPORATED BY REFERENCE,
  EXHIBIT                                                       DOCUMENT WITH WHICH EXHIBIT WAS
    NO.                DESCRIPTION OF EXHIBIT                      PREVIOUSLY FILED WITH SEC
  -------              ----------------------                   -------------------------------
   99.1        Certification Pursuant to 18 U.S.C.       Contained herein.
               Section 1350, as Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act
               of 2002
   99.2        Certification Pursuant to 18 U.S.C.       Contained herein.
               Section 1350, as Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act
               of 2002

---------------

* Executive compensation plans and arrangements required to be filed pursuant to
  Item 601(b)(10) of Regulation S-K.

(b)      Reports on Form 8-K
         (i) The Company filed a Form 8-K dated October 10, 2002, under Item 5 to report that the Company had sold its European CD-ROM manufacturing operations in Breda, The
              Netherlands, to Nimbus, a Netherlands-based private investment group.
(c)      Exhibits
         The exhibits in response to this portion of Item 14 are submitted following the signatures.
(d)      Financial Statement Schedules

     The financial statement schedule is submitted following the signatures.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          METATEC INTERNATIONAL, INC.

                                          By      /s/ CHRISTOPHER A. MUNRO
                                            ------------------------------------
                                                    Christopher A. Munro
                                               President and Chief Executive
                                                           Officer
Date: March 26, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----




            /s/ CHRISTOPHER A. MUNRO                 President and Chief Executive      March 26, 2003
------------------------------------------------     Officer (principal executive
              Christopher A. Munro                             officer)




              /s/ GARY W. QUALMANN                    Chief Financial Officer and       March 26, 2003
------------------------------------------------    Treasurer (principal financial
                Gary W. Qualmann                               officer)




             /s/ JULIA A. FRATIANNE                   Vice President, Finance and       March 26, 2003
------------------------------------------------    Secretary (principal accounting
               Julia A. Fratianne                              officer)




                PETER J. KIGHT*                                Director                 March 26, 2003
------------------------------------------------
                 Peter J. Kight




                JERRY D. MILLER*                               Director                 March 26, 2003
------------------------------------------------
                Jerry D. Miller




                DAVID P. LAUER*                                Director                 March 26, 2003
------------------------------------------------
                 David P. Lauer




               JAMES V. PICKETT*                               Director                 March 26, 2003
------------------------------------------------
                James V. Pickett




             JOSEPH F. KEELER, JR.*                            Director                 March 26, 2003
------------------------------------------------
             Joseph F. Keeler, Jr.




                DANIEL D. VIREN*                               Director                 March 26, 2003
------------------------------------------------
                Daniel D. Viren




              JEFFREY M. WILKINS*                              Director                 March 26, 2003
------------------------------------------------
               Jeffrey M. Wilkins

     * Christopher A. Munro, by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.

By      /s/ CHRISTOPHER A. MUNRO                                  March 26, 2003
   -----------------------------------
    Christopher A. Munro, Attorney In
                  Fact

                                 CERTIFICATIONS

     I, Christopher A. Munro, certify that:

     1. I have reviewed this annual report on Form 10-K of Metatec International, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ CHRISTOPHER A. MUNRO
                                          --------------------------------------
                                                  Christopher A. Munro,
                                                 Chief Executive Officer
                                              (Principal executive officer)

Date: March 26, 2003

                  METATEC INTERNATIONAL, INC. AND SUBSIDIARIES

         SCHEDULE II CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

               Column A                    Column B               Column C                Column D       Column E
                                                        -----------------------------
                                          Balance at     Charged to     Charged to                      Balance At
                                         Beginning of     Costs and   Other Accounts                    End Of Year
             Description                     Year         Expenses                     Deductions(A)
2002
ALLOWANCE FOR                             $300,000         $      0                       $100,000         $200,000
DOUBTFUL ACCOUNTS                         ========         ========                       ========         ========
RECEIVABLE

2001
ALLOWANCE FOR                             $261,000         $ 39,000                       $      0         $300,000
DOUBTFUL ACCOUNTS                         ========         ========                       ========         ========
RECEIVABLE

2000

ALLOWANCE FOR                             $407,000         $348,000                       $494,000         $261,000
DOUBTFUL ACCOUNTS                         ========         ========                       ========         ========
RECEIVABLE

(A) Amount represents uncollectible accounts written off.

                           METATEC INTERNATIONAL, INC.

                                    Form 10-K
                     For Fiscal Year Ended December 31, 2002

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

3(b)                            Code of Regulations                         Registration Statement on Form S-8, File
                                of Metatec International, Inc.              No. 333-03125 (see Exhibit 4(b) therein).

4                               Form of Share Certificate                   Registration Statement on Form S-8, File
                                                                            No. 333-03125 (see Exhibit 4(c) therein).


10(a)                           Metatec International, Inc. 1990 Stock      Annual Report on Form 10-K for the fiscal
                                Option Plan                                 year ended December 31, 1991 (see Exhibit
                                                                            10(k) therein).

10(b)                           Amendment No. 1 to Metatec                  Registration Statement on Form S-8, File
                                International, Inc. 1990 Stock Option       No. 33-48022 (see Exhibit 4(d) therein).
                                Plan

10(c)                           Amendment No. 2 to Metatec                  Annual Report on Form 10-K for the fiscal
                                International, Inc. 1990 Stock Option       year ended December 31, 1992 (see Exhibit
                                Plan                                        10(k) therein).

10(d)                           Amendment No. 3 to Metatec                  Annual Report on Form 10-K for the fiscal
                                International, Inc. 1990 Stock Option       year ended December 31, 1993 (see Exhibit
                                Plan                                        10(g) therein).

10(e)                           Amendment No. 4 to Metatec                  Annual Report on Form 10-K for the fiscal
                                International, Inc. 1990 Stock Option       year ended December 31, 1995 (See Exhibit
                                Plan                                        10(h) therein).



10(f)                           Amendment No. 5 to Metatec                  Annual Report on Form 10-K for the fiscal
                                International, Inc.1990 Stock Option        year ended December 31, 1997 (See Exhibit
                                Plan                                        10(I) therein).


10(g)                           Amendment No. 6 to Metatec                  Registration Statement on Form S-8, File
                                International, Inc. 1990 Stock Option       No. 333-03125 (see Exhibit 4(i) therein).
                                Plan

10(h)                           Metatec International, Inc. 1992            Registration Statement on Form S-8, File
                                Directors' Stock Option Plan                No. 33-52700 (see Exhibit 4(c) therein).

10(i)                           Amendment No. 1 to Metatec                  Annual Report on Form 10-K for the fiscal
                                International, Inc. 1992 Directors'         year ended December 31, 1993 (see Exhibit
                                Stock Option Plan                           10(i) therein).

10(j)                           Amendment No. 2 to Metatec                  Annual Report on Form 10-K for the fiscal
                                International, Inc. 1992 Directors'         year ended December 31, 1995 (see Exhibit
                                Stock Option Plan                           10(k) therein).

10(k)                           Amendment No. 3 to Metatec                  Annual Report on Form 10-K for the fiscal
                                International, Inc. 1992 Directors'         year ended December 31, 1995 (see Exhibit
                                Stock Option Plan                           10(i) therein).

10(l)                           Amendment No. 4 to Metatec                  Annual Report on Form 10-K for the fiscal
                                International, Inc. 1992 Directors'         year ended December 31, 1996 (see Exhibit
                                Stock Option Plan                           10(m) therein).

10(m)                           Amendment No. 5 to Metatec                  Registration Statement on Form S-8, File
                                International, Inc. 1992 Directors'         No. 333-31027 (see Exhibit 4 therein).
                                Stock Option Plan

10(n)                           Metatec International, Inc. 1999            Registration Statement on Form S-8, File
                                Directors Stock Option Plan                 No. 333-10442 (see Exhibit 4(d) therein).

10(o)                           Metatec International, Inc. Directors       Annual Report on Form 10-K for the fiscal
                                Deferred Compensation Plan                  year ended December 31, 1997 (see Exhibit
                                                                            10(p) therein).


10(p)                           Form of Indemnification Agreement           Annual Report on Form 10-K for the fiscal
                                between Metatec International, Inc.         year ended December 31, 1999 (see Exhibit
                                and each of its officers and directors      10(t) therein).



10(q)                           DVD Video and DVD ROM Disc Patent           Quarterly Report on Form 10-Q for the
                                License Agreement dated August 9,           quarterly period ended July 31, 2002 (see
                                2002, between Koninklijke Philips           Exhibit 10.1 therein).
                                Electronics N.V. and Metatec
                                International, Inc.

10(r)                           Patent License Agreement for the Use        Quarterly Report on Form 10-Q for the
                                of AC-3 Technology in the Manufacture       quarterly period ended July 31, 2002 (see
                                of DVD-Video Discs dated August 9,          Exhibit 10.2 therein).
                                2002, between Koninklijke Philips
                                Electronics N.V. and Metatec
                                International, Inc.

10(s)                           MPEG  Audio  Patent  License  Agreement     Quarterly Report on Form 10-Q for the
                                dated    August   9,   2002,    between     quarterly period ended July 31, 2002 (see
                                Koninklijke  Philips  Electronics  N.V.     Exhibit 10.3 therein).
                                and Metatec International, Inc.

10(t)                           CD Disc Patent License Agreement dated      Quarterly Report on Form 10-Q for the
                                August 9, 2002, between Koninklijke         quarterly period ended July 31, 2002 (see
                                Philips Electronics N.V. and Metatec        Exhibit 10.4 therein).
                                International, Inc.

10(u)                           Letter agreement dated August 9, 2002,      Quarterly Report on Form 10-Q for the
                                among U.S. Philips Corporation,             quarterly period ended July 31, 2002 (see
                                Koninklijke Philips Electronics N.V.        Exhibit 10.5 therein).
                                and Metatec International, Inc.

10(v)                           Patent License Agreement for Disc           Amendment No. 1 to Registration
                                Products dated July 1, 1986, between        Statement on Form S-1, File No. 33-60878
                                Metatec/ Discovery Systems, Inc. and        (see Exhibit 10(t) therein).
                                Discovision Associates

10(w)                           Letter agreement dated October 9,           Quarterly Report on Form 10-Q for the
                                2002, among Discovision Associates and      quarterly period ended September 30, 2002
                                Metatec International, Inc.                 (see Exhibit 10.1 therein).



10(x)                           DVD Patent License Agreement dated          Contained herein.
                                December 31, 2002, between Toshiba
                                Corporation and Metatec International,
                                Inc.

10(y)                           Letter agreement dated January 29,          Contained herein.
                                2003, between Toshiba Corporation and
                                Metatec International, Inc.

10(z)                           Optical Disc Corporation NPR                Amendment No. 1 to Registration
                                Technology License Agreement between        Statement on Form S-1, File No. 33-60878
                                Optical Disc Corp-oration and               (see Exhibit 10(v) therein).
                                Metatec/Discovery Systems effective
                                March 2, 1992

10(aa)                          Second Amended and Restated Loan            Current Report on Form 8-K dated
                                Loan Agreement dated as of                  February 14, 2002 (See Exhibit
                                February 8, 2002, among                     10.1 therein).
                                Metatec International, Inc.,
                                Bank One, NA, The Huntington
                                National Bank, other financial
                                institutions from time to time
                                party thereto, as banks, and The
                                Huntington National Bank, as
                                administrative agent for the
                                banks.

10(bb)                          $19.0 million Promissory Note and           Annual Report on Form 10-K for the fiscal
                                Mortgage, Assignment of Rents and           year ended December 31, 1999 (see Exhibit
                                Security Agreement, each dated July         10(y) therein).
                                28, 1999, between META Holdings, LLC
                                and Huntington Capital Corp.

10(cc)                          Employment Agreement dated November         Annual Report on Form 10-K for the fiscal
                                22, 2000, between Metatec                   year ended December 31, 2000 (see Exhibit
                                International, Inc. and Christopher A.      10(z) therein).
                                Munro.

10(dd)                          First Amendment to Employment               Annual Report on Form 10-K for the fiscal
                                Agreement dated as of March 26, 2002,       year ended December 31, 2001 (see Exhibit
                                between Metatec International, Inc.         10(z) therein).
                                and Christopher A. Munro.



10(ee)                          Restricted Share Agreement effective        Annual Report on Form 10-K for the fiscal
                                January 2, 2001, between Metatec            year ended December 31, 2000 (see Exhibit
                                International, Inc. and Christopher A.      10(aa) therein).
                                Munro.

10(ff)                          First Amendment to Restricted Share         Annual Report on Form 10-K for the fiscal
                                Agreement dated as of March 26, 2002,       year ended December 31, 2001 (see Exhibit
                                between Metatec International, Inc.         10(bb) therein).
                                and Christopher A. Munro.

10(gg)                          Separation Agreement and Release            Annual Report on Form 10-K for the fiscal
                                effective December 7, 2001, between         year ended December 31, 2001 (see Exhibit
                                Metatec International, Inc. and             10(cc) therein).
                                Jeffrey M. Wilkins.

10(hh)                          Restricted Share Agreement dated as of      Annual Report on Form 10-K for the fiscal
                                February 13, 2002, between Metatec          year ended December 31, 2001 (see Exhibit
                                International, Inc. and Gary W.             10(dd) therein).
                                Qualmann.

21                              Subsidiaries of Metatec International,      Contained herein.
                                Inc.

23                              Consent of Deloitte & Touche LLP and        Contained herein.
                                Report on Schedule

24(a)                           Powers of Attorney for Joseph F.            Annual Report on Form 10-K for the fiscal
                                Keeler, Jr., Peter J. Kight, David P.       year ended December 31, 2001 (see Exhibit
                                Lauer, Jerry D. Miller, James V.            24(a) therein).
                                Pickett, Daniel D. Viren, and Jeffrey
                                M. Wilkins.

99.1                            Certification Pursuant to 18 U.S.C.         Contained herein.
                                Section 1350, as Adopted Pursuant to
                                Section 906 of the Sarbanes-Oxley Act
                                of 2002



99.2                            Certification Pursuant to 18 U.S.C.         Contained herein.
                                Section 1350, as Adopted Pursuant to
                                Section 906 of the Sarbanes-Oxley Act
                                of 2002

