Form 10-Q
period 2003-03-31
METATEC INTERNATIONAL INC
filed 2003-05-12
CIK 203200

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

                                 Not applicable
--------------------------------------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes     No  X
    ---    ---

Number of Common Shares outstanding as of April 15, 2003: 6,536,113

                           METATEC INTERNATIONAL, INC.
                           ---------------------------

                                    FORM 10-Q

           IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

              All statements, other than statements of historical facts, included in this Form 10-Q of Metatec International, Inc. (the "Company") or incorporated herein by reference, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "project," "believe" or "continue" or the negative thereof or variations thereon or similar terminology. Forward-looking statements speak only as the date the statements were made. Although the Company believes that the expectations reflected in forward-looking statements have a reasonable basis, it can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause the Company's actual results to differ materially from those projected, see the Company's Form 10-K for its fiscal year ending December 31, 2002, Item 7--Forward-Looking Statements; Risk Factors Affecting Future Results. Except to the limited extent required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

                                       INDEX                                    PAGE
                                       -----                                    ----

    Part I : Financial Information
         Item 1 - Financial Statements

                  Consolidated Balance Sheets as of March 31,
                  2003 (unaudited) and December 31, 2002                         4

                  Consolidated Statements of Operations
                  for the three months ended March 31, 2003
                  and 2002 (unaudited)                                           5

                  Consolidated Statement of Shareholders'
                  Deficiency for the three months ended
                  March 31, 2003 (unaudited)                                     6

                  Consolidated Statements of Cash Flows
                  for the three months ended March 31,
                  2003 and 2002 (unaudited)                                      7

                  Notes to Consolidated Financial
                  Statements (unaudited)                                         8-9

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                  10-14

         Item 3 - Quantitative and Qualitative Disclosures about
                  Market Risk                                                    14

         Item 4 - Controls and Procedures                                        15

    Part II: Other Information

                  Items 1-6                                                      16

                  Signatures                                                     17

                  Certifications                                                 18-19

                         PART I - FINANCIAL INFORMATION

Item I.   Financial Statements


METATEC INTERNATIONAL, INC.
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS                                                      At March 31,      At December 31,
                                                                                 ------------       ------------
                                                                                     2003                2002
                                                                                 (Unaudited)
                                                                                 ------------       ------------
ASSETS

Current assets:
   Cash and cash equivalents                                                     $    617,340       $    336,597
   Restricted cash                                                                    146,000            146,000
   Accounts receivable, net of allowance for doubtful accounts of $200,000          6,553,632          7,251,086
   Inventory                                                                        1,074,866          1,096,912
   Prepaid expenses                                                                   770,152            920,514
                                                                                 ------------       ------------
      Total current assets                                                          9,161,990          9,751,109

Property, plant and equipment - net                                                23,072,646         24,094,376

Other assets                                                                          141,584            147,101
                                                                                 ------------       ------------

TOTAL ASSETS                                                                     $ 32,376,220       $ 33,992,586
                                                                                 ============       ============

LIABILITIES & SHAREHOLDERS' DEFICIENCY

Current liabilities:
   Accounts payable                                                              $  2,289,449       $  2,556,727
   Accrued expenses:
     Royalties                                                                        314,993            452,152
     Personal property taxes and real estate taxes                                  1,435,715          1,362,188
     Payroll and benefits                                                             722,990          1,059,480
     Restructuring                                                                    535,745            901,721
     Other                                                                            524,510            615,120
   Unearned income                                                                     62,530             58,767
   Current maturities of long-term real estate debt                                   170,995            170,995
   Current maturities of other long-term debt and capital lease obligations           781,278            793,850
                                                                                 ------------       ------------
      Total current liabilities                                                     6,838,205          7,971,000

Long-term real estate debt                                                         18,310,269         18,356,891
Other long-term debt and capital lease obligations, less current maturities        16,300,232         17,018,611
Other long-term liabilities                                                         1,155,505          1,148,638
                                                                                 ------------       ------------
  Total liabilities                                                                42,604,211         44,495,140
                                                                                 ------------       ------------

Shareholders' deficiency:
  Common stock - no par value; authorized 10,000,000 shares;
    issued  7,217,855 shares                                                       33,008,138         33,008,138
  Accumulated deficit                                                             (39,549,342)       (39,819,030)
  Treasury stock, at cost; 681,742 shares                                          (3,670,537)        (3,670,537)
  Unamortized restricted stock                                                        (16,250)           (21,125)
                                                                                 ------------       ------------
    Total shareholders' deficiency                                                (10,227,991)       (10,502,554)
                                                                                 ------------       ------------

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIENCY                                     $ 32,376,220       $ 33,992,586
                                                                                 ============       ============

See notes to consolidated financial statements.

METATEC INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                    Three Months Ended March 31,
                                                                 --------------------------------
                                                                      2003              2002
-------------------------------------------------------------    --------------     -------------

NET SALES                                                         $ 10,449,055       $ 13,125,697

Cost of sales                                                        6,584,975          9,026,233
                                                                  ------------       ------------

Gross margin                                                         3,864,080          4,099,464

Selling, general and administrative expenses                        (3,391,736)        (4,119,388)
Gain on sale of assets                                                 456,509                  0
                                                                  ------------       ------------

OPERATING EARNINGS (LOSS) FROM CONTINUING OPERATIONS                   928,853            (19,924)

Other income and (expense):
        Investment income                                                   63                357
        Interest expense                                              (659,228)          (751,964)
                                                                  ------------       ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES           269,688           (771,531)

Income tax benefit                                                           0            875,000
                                                                  ------------       ------------

INCOME FROM CONTINUING OPERATIONS                                      269,688            103,469

Income from discontinued operations                                          0            103,094
                                                                  ------------       ------------

NET  INCOME                                                       $    269,688       $    206,563
                                                                  ============       ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
        Basic and diluted                                            6,536,113          6,453,891
                                                                  ============       ============

INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE
        Basic and diluted                                         $       0.04       $       0.02
                                                                  ============       ============

NET INCOME COMMON SHARE
        Basic and diluted                                         $       0.04       $       0.03
                                                                  ============       ============

See notes to condensed consolidated financial statements.

METATEC INTERNATIONAL, INC.
----------------------------------------------------------
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY (UNAUDITED)

                                                                                              Unamortized
                                                Common         Accumulated        Treasury     Restricted
                                                Stock            Deficit           Stock          Stock             Total
----------------------------------------   --------------    --------------    -------------   -----------     ---------------

BALANCE AT DECEMBER 31, 2002                $ 33,008,138     $ (39,819,030)    $ (3,670,537)    $ (21,125)     $  (10,502,554)

Net income                                                         269,688                                            269,688

Amortization of restricted stock                                                                    4,875               4,875

                                            ------------     -------------     ------------     ---------      --------------
BALANCE AT MARCH 31, 2003                   $ 33,008,138     $ (39,549,342)    $ (3,670,537)    $ (16,250)     $  (10,227,991)
                                            ============     =============     ============     =========      ==============

See notes to consolidated financial statements.

METATEC INTERNATIONAL, INC.
-----------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


For the three months ended March 31,                                  2003             2002
------------------------------------------------------------    --------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                     $   269,688       $   206,563
   Adjustments to reconcile net income to net cash provided
     by operating activities:
      Depreciation and amortization                                 1,009,549         1,401,962
      Gain on sale of assets                                         (456,505)                0
      Changes in assets and liabilities:
         Accounts receivable                                          787,454         2,038,858
         Inventory                                                     22,046           121,629
         Prepaid expenses and other assets                            102,217          (843,437)
         Accounts payable and accrued expenses                     (1,085,833)       (2,755,771)
         Unearned income                                                3,763           (14,434)
      Net assets of discontinued operations                                 0           128,866
                                                                  -----------------------------
            Net cash provided by operating activities                 652,379           284,236
                                                                  -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property, plant and equipment                          (87,734)          (20,876)
   Proceeds from the sales of property, plant and equipment           566,075         1,185,234
                                                                  -----------       -----------
      Net cash provided by investing activities                       478,341         1,164,358
                                                                  -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Payment of long-term debt and capital lease obligations         (1,064,339)          (91,898)
   Net increase (reduction) in revolving line of credit               214,362        (2,546,859)
                                                                  -----------       -----------
      Net cash used in financing activities                          (849,977)       (2,638,757)
                                                                  -----------       -----------


Increase (decrease) in cash and cash equivalents                      280,743        (1,190,163)
Cash and cash equivalents at beginning of period                      336,597         1,291,778
                                                                  -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $   617,340       $   101,615
                                                                  ===========       ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

   Interest paid                                                  $   632,875       $   691,179
                                                                  ===========       ===========

   Income tax refunds received                                    $         0       $    (5,700)
                                                                  ===========       ===========

  Assets purchased by the assumption of a liability               $    52,799       $    19,184
                                                                  ===========       ===========

   Issuance of restricted stock                                   $         0       $    39,000
                                                                  ===========       ===========

   Payment of accrued restrucuturing expense by the issuance
        of treasury stock                                         $         0       $    90,000
                                                                  ===========       ===========

  Assets sold for the assumption of a receivable                  $    90,000       $         0
                                                                  ===========       ===========

See notes to condensed consolidated financial statements.

                           METATEC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION - The consolidated balance sheet as of March 31, 2003, the consolidated statements of operations for the three months ended March 31, 2003 and 2002, the consolidated statement of shareholders' deficiency for the three months ended March 31, 2003, and the consolidated statements of cash flows for the three month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position, results of operations and changes in cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2002 annual report on Form 10-K. The results of operations for the period ended March 31, 2003 are not necessarily indicative of the results for the full year.

In January 2003, the Company sold its Internet-based electronic software distribution ("ESD") business to Digital River, Inc. ("Digital River"), a global e-commerce outsource solutions provider based in Minneapolis, Minnesota. Under the terms of the agreement, Digital River acquired certain assets and assumed certain liabilities associated with the Company's ESD business, and the Company received approximately $1,100,000 in cash and notes, subject to adjustment based on an earn out computation. The Company recognized a gain on the sale of approximately $457,000 during the first quarter of 2003.

In February 2003, the Company entered into a licensing agreement with one of its DVD patent licensors which, among other things, provides for a deferred payment schedule for accrued royalties owed by the Company under prior licensing agreements, and, as a result, $137,000 of accrued royalties were reclassified to other long-term liabilities as of December 31, 2002.

Income taxes - In March 2002, the President signed the Job Creation and Worker Assistance Act of 2002 into law. This law extended the carry back period from two to five years for net operating losses arising in the 2001 and 2002 taxable years. The Company recorded an income tax benefit of $875,000 in the quarter ended March 31, 2002 related to this law.

SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," is effective for fiscal years beginning after May 15, 2002 (December 31, 2003 for the Company). This Statement rescinds FASB Statements No. 4 and 64 that dealt with issues relating to the extinguishment of debt. This Statement also rescinds FASB Statement No. 44 that dealt with intangible assets of motor carriers. This Statement modifies SFAS No. 13, "Accounting for Leases," so that certain capital lease modifications must be accounted for by lessees as sale-leaseback transactions. Additionally, this Statement identifies amendments that should have been made to previously existing pronouncements and formally amends the appropriate pronouncements. The adoption of SFAS No. 145 does not have a significant effect on the Company's results of operations or its financial position.

SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities" is effective for exit or disposal activities that are initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 is that this Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The adoption of SFAS No. 146 did not have a material impact on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation, amends the disclosure provisions of SFAS 123 and amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for the current fiscal year and were not material in relation to the Company's 2002 consolidated financial statements. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The adoption of FIN 45 did not have a material impact on the Company's financial condition or results of operations.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The initial adoption of this accounting pronouncement did not have a material impact on the Company's consolidated financial statements.

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

European operations had revenues for the three months ended March 31, 2002 of $2,120,000.

Pre-tax income for the Company's European operations for the three months ended March 31, 2002 was $103,000.

The Company accounted for these operations as discontinued operations in the 2002 consolidated financial statements.

3. STOCK OPTIONS During the three months ended March 31, 2003, the Company's stock options activity and weighted average exercise prices were as follows:

                                              Shares           Exercise Price
                                              ------           --------------

Outstanding, December 31, 2002               1,171,750               $3.89
Granted                                              0               $0.00
Exercised                                            0               $0.00
Forfeited                                       77,525               $4.24
                                           ---------------    -----------------
Outstanding, March 31, 2003                  1,094,225               $3.86
                                           ---------------    -----------------


The Company accounts for employee and director stock options using the intrinsic value method. Under this method, no compensation expense was recorded in all years presented because all stock options were granted at an exercise price equal to the fair market value of the Company's stock on the date of the grant. If compensation expense for the Company's stock option grants had been determined based on their estimated fair value at the grant dates, the Company's net income and earnings per share for the quarter ending March 31, 2003 would have been as follows:

Net income, as reported                                               $269,688
Deduct:  total stock-based compensation expense determined
      under the fair value method for all awards, net of
      related tax benefits                                             (20,581)
                                                                      --------

Pro forma net income                                                  $249,107
                                                                      ========

Earnings per common share, basic and diluted:
          As reported                                                 $.04
          Pro forma                                                   $.04

The fair value of options granted was estimated on the date of the grant using the Black-Scholes option-pricing model.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

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

The Company's accounting policies are more fully described in Note 1 to the consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2002. Described below are certain critical accounting policies which management believes are important to a reader of the financial statements. These critical accounting policies are not intended to be a comprehensive list of all the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting other available alternatives would not produce a materially different result.

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

Income taxes. The Company has a history of unprofitable operations. These losses generated a significant federal tax net operating loss, or NOL, carryforward as of March 31, 2003 and December 31, 2002. Accounting principles generally accepted in the United States of America require the Company to record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that the Company will not be able to utilize the NOL to offset future taxes. Due to the amount of the NOL carryforward in relation to the Company's history of unprofitable operations, management has recorded a valuation allowance in the Company's financial statements to offset the deferred tax asset associated with the NOL because of the uncertainty surrounding the realizability of such asset.

In the future the Company could achieve levels of profitability which could cause management to conclude that it is more likely than not that the Company will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, the Company would reduce the valuation allowance which would increase the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to the Company's combined federal and state effective rates.

RESULTS OF OPERATIONS

Net sales for the three months ended March 31, 2003, were $10,449,000, a decrease of $2,677,000, or 20% over the same period of the prior year. This decrease was primarily due to declining prices for the Company's CD-ROM products and services caused by industry-wide excess manufacturing capacity, a trend the Company anticipates will continue. In addition, demand for the Company's CD-ROM products and services declined due to several factors, including the continued poor general economic conditions, the continued increase in customers using on-line or electronic methods to distribute information, and the continued maturation of the CD-ROM market.

Gross margin was 37% of net sales for the three months ended March 31, 2003, as compared to 31% of net sales for the same period of the prior year. The Company believes that the improvement in gross margins in the period-to-period comparisons reflects management's focus on supply chain services and its continued cost-cutting and emphasis on operational efficiency.

Selling, general and administrative ("SG&A") expenses were $3,392,000, or 32% of net sales, for the three months ended March 31, 2003, as compared to $4,119,000, or 31% of net sales, for same period of the prior year. The reduction in SG&A expenses for the period-to-period comparison was the result of the Company's cost-cutting initiatives, such as workforce reductions and facility closures or sales, while the increase in the SG&A expense percentage for the period-to-period comparison was the result of decreased sales, as fixed expenses were spread over a smaller sales base.

On January 14, 2003, the Company sold its Internet-based electronic software distribution ("ESD") business to Digital River, Inc. ("Digital River"), a global e-commerce outsource solutions provider based in Minneapolis, Minnesota. Under the terms of the agreement, Digital River acquired certain assets and assumed certain liabilities associated with the Company's ESD business, and the Company received approximately $1,100,000 in cash and notes, subject to adjustment based on an earn out computation. The Company recognized a gain on the sale of approximately $457,000 during the first quarter of 2003.

No restructuring expenses were incurred during the three months ended March 31, 2003 or the three months of the prior year.

Summary of Accrued Restructuring

                                                             In '000's

                                          Termination       Exit/Other
              Description                  Benefits           Costs            Total
              -----------                  --------           -----            -----
Accrued balance
  December 31, 2002                        $    873          $   1,361       $   2,234


Payments year to date March 31, 2003       $   (350)         $    (371)      $    (721)
                                          ----------------------------------------------

Accrued balance

March 31, 2003                             $    523          $     990       $   1,513
                                          ==============================================



Accrued Restructuring-Current              $    523          $     325       $     848
                                          ==============================================

Interest expense for the three months ended March 31, 2003 was $659,000, as compared to $752,000 for the same period of the prior year. The decrease in interest expense was due to decreased debt balances under the Company's revolving loan and term loan facilities and lower interest rates.

The Company recognized an income tax benefit of $875,000 for the three months ended March 31, 2002. In March 2002, the Job Creation and Worker Assistance Act of 2002 was enacted into law. This law extended the carry back period from two years to five years for net operating losses arising in the 2001 and 2002 taxable years. For the three months ended March 31, 2003 the Company utilized approximately $300,000 of its net operating loss carryforward and, therefore, did not record any income tax expense.

The net income from continuing operations for the three months ended March 31, 2003 was $270,000, or $.04 per basic and diluted common share, as compared to a net income from continuing operations in the same period of the prior year of $103,000, or $.02 per basic and diluted common share . Including discontinued operations, discussed below, the Company had a net income of $270,000 for the three months ended March 31, 2003, or $.04 per basic and diluted common share, as compared to net income in the same period of the prior year of $207,000, or $.03 per basic and diluted common share.

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

European operations had revenues for the three months ended March 31, 2002, of $2,120,000.

Pre-tax income for the Company's European operations for the three months ended March 31, 2002, was $103,000.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

Source of Liquidity

The Company financed its business during the three months ended March 31, 2003, through cash generated from operations. Cash flow from operating activities was $652,000 for the three months ended March 31, 2003, as compared to $284,000 for the three months ended March 31, 2002. The Company had cash and cash equivalents of $617,000 as of March 31, 2003, as compared to $102,000 as of March 31, 2002.

Bank Financing Matters

The Company has a term loan facility and a revolving loan facility (collectively, the "Credit Facilities") with its banks. The borrowing base of the revolving loan facility is limited to the lesser of (i) $10,000,000, or (ii) the sum of (A) 80% of eligible domestic accounts receivable, plus (B) 30% of eligible domestic inventory, plus (C) 90% of domestic machinery and equipment. The borrowing base is further reduced by the aggregate amount of the Company's outstanding letters of credit. As of March 31, 2003, $8,066,000 and $3,824,000 were outstanding under the term loan facility and revolving loan facility, respectively, and the Company had approximately $3,288,000 available to draw on its revolving loan facility.

The revolving loan and the term loans under the Credit Facilities mature on April 1, 2004. Quarterly principal payments are required for the term loan if cash flows exceed certain specified targets over designated periods of time. As of March 31, 2003, the Company exceeded these targets and will make a principle payment of $202,592 on May 1, 2003. The Credit Facilities are secured by a first lien on all non-real estate business assets of the Company and a pledge of the stock of the Company's subsidiaries. The Company is required to comply with the financial and other covenants contained in the loan agreement for the Credit Facilities. As of March 31, 2003, the Company was in compliance with these covenants. The Credit Facilities accrue interest at a rate equal to 3.5% in excess of the prime rate of the banks. Certain fees are required to be paid to the banks in connection with the Credit Facilities. The Company expects that it will be able to negotiate a new borrowing facility prior to April 1, 2004. However, there can be no assurance that the Company will be able to do so.

The Company has a $19,000,000 term loan facility which was used to permanently finance the Company's Dublin, Ohio distribution center (completed in 1999) and to pay down other bank debt. The loan facility has an outstanding principal balance of $18,481,265 as of March 31, 2003. This term loan facility is payable in monthly principal and interest payments based upon a thirty year amortization schedule, bears interest at a fixed rate of 8.2%, and matures on September 1, 2009. This loan facility is secured by a first lien on all real property of the Company and letters of credit in favor of the lender, in an aggregate amount of $1,650,000, which are renewed annually.

Other Liquidity Matters

In February 2003, the Company entered into a licensing agreement with one of its DVD patent licensors which, among other things, provides for a deferred payment schedule for accrued royalties owed by the Company under prior licensing agreements, and, as a result, $137,000 of accrued royalties were reclassified to other long-term liabilities.

As previously discussed, the Company sold its EDS business to Digital River on January 14, 2003.

The Company did not carry any off-balance sheet derivative financial instruments or have any off-balance sheet financial arrangements at March 31, 2003.


Plan to Improve Liquidity and Financial Condition

The Company had a shareholders' deficiency of $10,228,000 as of March 31, 2003, as compared to a shareholders' deficiency of $10,503,000 as of December 31, 2002. This financial condition presents both short-term and long-term liquidity issues for the Company.

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

The Company has generated positive cash flow from operations in each of the last four fiscal years. Management believes that the Company's current focus on its core business customers and continued cost saving measures will allow it to generate sufficient cash flows to meet operational needs in 2003. However, there can be no assurance that such measures will allow the Company to generate sufficient cash flows for the remainder of 2003. Furthermore, additional actions will need to be taken to address the Company's long-term liquidity issues as a result of the Company's shareholders' deficiency.

The Company's loan agreement with the banks includes financial covenants which require the Company to meet specified cash flow thresholds over designated periods of time. There can be no assurance that the Company will be able to meet these cash flow thresholds over such periods of time.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained in this Form 10-Q or any other reports or documents prepared by the Company or made by management of the Company may be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause the Company's actual results to differ materially from those projected. Such risks and uncertainties that might cause such a difference include, but are not limited to: changes in general business and economic conditions; changes in demand for CD-ROM products or supply chain services; excess capacity levels in the CD-ROM industry; the introduction of new products or services by competitors; increased competition (including pricing pressures); changes in manufacturing efficiencies; changes in supply chain services techniques; changes in technology; the Company's ability to meet the cash flow thresholds and other financial covenants in its loan agreement with its banks, the failure of which could result in the banks' exercising their legal remedies against the Company or its assets; the Company's shareholders' deficiency, which means that shareholders may not realize any value upon a sale or liquidation of the Company or its assets; and other risks discussed in the Company's filings with the Securities and Exchange Commission, including those risks discussed under the caption "Forward Looking Statements; Risk Factors Affecting Future Results" and elsewhere in the Form 10-K for the Company's year ended December 31, 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There is no change in the quantitative and qualitative disclosures about the Company' market risk from the disclosures contained in the Company's Form 10-K for its fiscal year ended December 31, 2002.


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


   Item 6.  Exhibits and Reports on Form 8-K
            --------------------------------

        (a)      Exhibits

                 Exhibit No.     Description of Exhibit
                 -----------     ----------------------


                 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b)      Reports on Form 8-K.

                 (i) The Company filed a Form 8-K dated January 31, 2003, under Item 5 to report that the Company had sold its Internet-based electronic software distribution business.

                                   SIGNATURES
                                   ----------


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Metatec International, Inc.

                                                /s/ Gary W. Qualmann

                                                BY: Gary W. Qualmann
   Date: May 12, 2003                           Chief Financial Officer
                                                (authorized signatory-
                                                principal financial officer)

                                                /s/ Julia A. Fratianne

                                                BY: Julia A. Fratianne
                                                Vice President - Finance
                                                (authorized signatory-
                                                principal accounting officer)

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

Date:  May 12, 2003                            /s/ Christopher A. Munro
                                               ---------------------------------
                                               Christopher A. Munro,
                                               Chief Executive Officer
                                               (Principal executive officer)

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


Date:  May 12, 2003                        /s/ Gary W. Qualmann
                                           -----------------------------------
                                           Gary W. Qualmann
                                           Chief Financial Officer
                                           (Principal financial officer)

                          METATEC INTERNATIONAL, INC.

                                   Form 10-Q
                   For Quarterly Period Ended March 31, 2003

                                  EXHIBIT INDEX


      Exhibit No.      Description of Exhibit
      -----------      ----------------------



          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002