Form 10-Q
period 2003-06-30
METATEC INC
filed 2003-08-14
CIK 203200

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                           Commission File No. 0-9220

                                  METATEC, INC.
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

                           METATEC INTERNATIONAL, INC.
                           ---------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)


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

Number of Common Shares outstanding as of July 16, 2003: 6,536,113

                                  METATEC, INC.
                                  -------------

                                    FORM 10-Q

           IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     All statements, other than statements of historical facts, included in this Form 10-Q of Metatec, Inc. (the "Company") or incorporated herein by reference, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "project," "believe" or "continue" or the negative thereof or variations thereon or similar terminology. Forward-looking statements speak only as the date the statements were made. Although the Company believes that the expectations reflected in forward-looking statements have a reasonable basis, it can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause the Company's actual results to differ materially from those projected, see the Company's Form 10-K for its fiscal year ending December 31, 2002, Item 7--Forward-Looking Statements; Risk Factors Affecting Future Results. Except to the limited extent required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

                                   INDEX                               PAGE
                                   -----                               ----

Part I: Financial Information

   Item 1 - Financial Statements

            Consolidated Balance Sheets as of June 30,
            2003 (unaudited) and December 31, 2002                       4

            Consolidated Statements of Operations
            for the three months ended June 30, 2003
            and 2002 (unaudited)                                         5

            Consolidated Statements of Operations
            for the six months ended June 30, 2003
            and 2002 (unaudited)                                         6

            Consolidated Statements of Shareholders'
            Deficiency for the six months ended
            June 30, 2003 (unaudited)                                    7

            Consolidated Statements of Cash Flows
            for the six months ended June 30,
            2003 and 2002 (unaudited)                                    8

            Notes to Consolidated Financial

            Statements (unaudited)                                       9-11

   Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations                11-16

   Item 3 - Quantitative and Qualitative Disclosures about
            Market Risk                                                  17

   Item 4 - Controls and Procedures                                      17

Part II: Other Information

            Items 1-6                                                    18

            Signatures                                                   19

                         PART I - FINANCIAL INFORMATION

Item I.   Financial Statements

METATEC, INC.
--------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS                                                        At June 30,        At December 31,
                                                                               --------------------  ------------------
                                                                                      2003                 2002
                                                                                   (Unaudited)
                                                                               --------------------  ------------------
ASSETS

Current assets:
   Cash and cash equivalents                                                 $             377,006 $           336,597
   Restricted cash                                                                         120,000             146,000
   Accounts receivable, net of allowance for doubtful accounts of $200,000               5,750,427           7,251,086
   Inventory                                                                             1,213,704           1,096,912
   Prepaid expenses                                                                        568,989             920,514
                                                                               --------------------  ------------------
      Total current assets                                                               8,030,126           9,751,109

Property, plant and equipment - net                                                     22,213,292          24,094,376

Other assets                                                                               136,068             147,101
                                                                               --------------------  ------------------

TOTAL ASSETS                                                                 $          30,379,486 $        33,992,586
                                                                               ====================  ==================

LIABILITIES & SHAREHOLDERS' DEFICIENCY

Current liabilities:
   Accounts payable                                                          $           2,434,404 $         2,556,727
   Accrued expenses:
     Royalties                                                                             346,082             452,152
     Personal property taxes and real estate taxes                                       1,175,892           1,362,188
     Payroll and benefits                                                                1,056,280           1,059,480
     Restructuring                                                                         354,575             901,721
     Other                                                                                 487,184             615,120
   Unearned income                                                                          82,131              58,767
   Current maturities of long-term real estate debt                                        173,944             170,995
   Current maturities of other long-term debt and capital lease obligations             10,854,490             793,850
                                                                               --------------------  ------------------
      Total current liabilities                                                         16,964,982           7,971,000

Long-term real estate debt                                                              18,268,113          18,356,891
Other long-term debt and capital lease obligations, less current maturities              4,284,903          17,018,611
Other long-term liabilities                                                              1,118,194           1,148,638
                                                                               --------------------  ------------------
  Total liabilities                                                                     40,636,192          44,495,140
                                                                               --------------------  ------------------

Shareholders' deficiency:
  Common stock - no par value; authorized 10,000,000 shares;
    issued  7,217,855 shares                                                            33,008,138          33,008,138
  Accumulated deficit                                                                  (39,582,932)        (39,819,030)
  Treasury stock, at cost; 681,742 shares                                               (3,670,537)         (3,670,537)
  Unamortized restricted stock                                                             (11,375)            (21,125)
                                                                               --------------------  ------------------
    Total shareholders' deficiency                                                     (10,256,706)        (10,502,554)
                                                                               --------------------  ------------------

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIENCY                                 $          30,379,486 $        33,992,586
                                                                               ====================  ==================



See notes to consolidated financial statements.

METATEC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                       Three Months Ended June 30,
                                                                   -------------------------------------
                                                                         2003                 2002
---------------------------------------------------------------    -----------------     ---------------

NET SALES                                                       $        10,132,457  $       11,956,331

Cost of sales                                                             6,884,121           7,897,983
                                                                   -----------------     ---------------

Gross margin                                                              3,248,336           4,058,348

Selling, general and administrative expenses                             (2,910,207)         (4,065,761)
Gain on sale of assets                                                      280,557                   0
                                                                   -----------------     ---------------

OPERATING EARNINGS (LOSS) FROM CONTINUING OPERATIONS                        618,686              (7,413)

Other income and (expense):
        Investment income                                                     3,013               3,216
        Interest expense                                                   (655,281)           (719,362)
                                                                   -----------------     ---------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                         (33,582)           (723,559)

Income tax benefit                                                                0                   0
                                                                   -----------------     ---------------

LOSS FROM CONTINUING OPERATIONS                                             (33,582)           (723,559)

Income from discontinued operations                                               0             680,565
                                                                   -----------------     ---------------

NET  LOSS                                                       $           (33,582) $          (42,994)
                                                                   =================     ===============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
        Basic and diluted                                                 6,536,113           6,536,113
                                                                   =================     ===============

LOSS FROM CONTINUING OPERATIONS PER COMMON SHARE
        Basic and diluted                                       $             (0.01) $            (0.11)
                                                                   =================     ===============

NET LOSS COMMON SHARE
        Basic and diluted                                       $             (0.01) $            (0.01)
                                                                   =================     ===============


See notes to consolidated financial statements.

METATEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                         Six Months Ended June 30,
                                                                    -------------------------------------
                                                                          2003                2002
----------------------------------------------------------------    -----------------    ----------------

NET SALES                                                        $        20,581,512  $       25,082,028

Cost of sales                                                             13,469,153          16,924,216
                                                                    -----------------    ----------------

Gross margin                                                               7,112,359           8,157,812

Selling, general and administrative expenses                              (6,301,894)         (8,185,150)
Gain on sale of assets                                                       737,066                   0
                                                                    -----------------    ----------------

OPERATING EARNINGS (LOSS) FROM CONTINUING OPERATIONS                       1,547,531             (27,338)

Other income and (expense):
        Investment income                                                      3,076               3,573
        Interest expense                                                  (1,314,509)         (1,471,326)
                                                                    -----------------    ----------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                 236,098          (1,495,091)

Income tax benefit                                                                 0             875,000
                                                                    -----------------    ----------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                     236,098            (620,091)

Income from discontinued operations                                                0             783,660
                                                                    -----------------    ----------------

NET INCOME                                                       $           236,098  $          163,569
                                                                    =================    ================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
        Basic and diluted                                                  6,536,113           6,536,113
                                                                    =================    ================

INCOME (LOSS) FROM CONTINUING OPERATIONS PER COMMON SHARE
        Basic and diluted                                        $              0.04  $            (0.09)
                                                                    =================    ================

NET INCOME COMMON SHARE
        Basic and diluted                                        $              0.04  $             0.03
                                                                    =================    ================



See notes to consolidated financial statements.

METATEC, INC.
----------------------------------------------------------
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY (UNAUDITED)

                                                                                                  Unamortized
                                         Common          Accumulated          Treasury             Restricted
                                          Stock            Deficit             Stock                 Stock              Total
-----------------------------------   --------------    ---------------     -----------------    ---------------      -------------

BALANCE AT DECEMBER 31, 2002       $     33,008,138   $     (39,819,030)   $       (3,670,537)   $       (21,125)    $  (10,502,554)

Net income                                                      236,098                                                     236,098

Amortization of restricted stock                                                                           9,750              9,750

                                      --------------     ---------------     -----------------    ---------------      -------------
BALANCE AT JUNE 30, 2003           $     33,008,138   $     (39,582,932)   $       (3,670,537)   $       (11,375)    $  (10,256,706)
                                      ==============     ===============     =================    ===============      =============


See notes to consolidated financial statements.

METATEC, INC.
-----------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



For the six months ended June 30,                                          2003                2002
-----------------------------------------------------------------     -----------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                        $       236,098     $       163,569
   Adjustments to reconcile net income to net cash provided
     by operating activities:
      Depreciation and amortization                                        1,969,437           2,744,447
      Gain on sale of assets                                                (623,872)                  0
      Changes in assets and liabilities:
         Accounts receivable                                               1,590,659           3,386,157
         Inventory                                                          (116,596)            (31,631)
         Prepaid expenses and other assets                                   303,380             (22,053)
         Accounts payable and accrued expenses                            (1,003,646)         (3,258,632)
         Unearned income                                                      23,364              34,988
      Net assets of discontinued operations                                        0            (247,278)
                                                                      -----------------------------------
            Net cash provided by operating activities                      2,378,824           2,769,567
                                                                      -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property, plant and equipment                                (311,503)           (166,542)
   Proceeds from the sales of property, plant and equipment                  849,672           1,209,134
                                                                      ---------------     ---------------
      Net cash provided by investing activities                              538,169           1,042,592
                                                                      ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Decrease in restricted cash                                                26,000                   0
   Payment of long-term debt and capital lease obligations                (1,587,670)         (1,030,043)
   Net payments on revolving line of credit                               (1,314,914)         (3,917,252)
                                                                      ---------------     ---------------
      Net cash used in financing activities                               (2,876,584)         (4,947,295)
                                                                      ---------------     ---------------

Increase (decrease) in cash and cash equivalents                              40,409          (1,135,136)
Cash and cash equivalents at beginning of period                             336,597           1,291,778
                                                                      ---------------     ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $       377,006     $       156,642
                                                                      ===============     ===============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

   Interest paid                                                     $     1,183,354     $     1,412,861
                                                                      ===============     ===============

   Income tax refunds received                                       $        15,587     $       891,482
                                                                      ===============     ===============

  Assets purchased by the assumption of a liability                  $        29,119     $        12,015
                                                                      ===============     ===============

   Issuance of restricted stock                                      $             0     $        39,000
                                                                      ===============     ===============

   Payment of accrued restrucuturing expense by the issuance
        of treasury stock                                            $             0     $        90,000
                                                                      ===============     ===============

  Assets sold for the assumption of a receivable                     $        90,000     $             0
                                                                      ===============     ===============



See notes to condensed consolidated financial statements.

                                  METATEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION The consolidated balance sheet as of June 30, 2003, the consolidated statements of operations for the three and six months ended June 30, 2003 and 2002, the consolidated statement of shareholders' deficiency for the six months ended June 30, 2003, and the consolidated statements of cash flows for the six month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position, results of operations and changes in cash flows for all periods presented have been made. At the May 15, 2003 Shareholders Meeting, shareholders voted to change the Company's name to Metatec, Inc.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2002 annual report on Form 10-K. The results of operations for the period ended June 30, 2003 are not necessarily indicative of the results for the full year.

In January 2003, the Company sold its Internet-based electronic software distribution ("ESD") business to Digital River, Inc. ("Digital River"), a global e-commerce outsource solutions provider based in Minneapolis, Minnesota. Under the terms of the agreement, Digital River acquired certain assets and assumed certain liabilities associated with the Company's ESD business, and the Company received approximately $1,100,000 in cash and notes, subject to adjustment based on an earn out computation. The Company recognized a gain on the sale of approximately $167,000 during the second quarter of 2003 and $635,000 for the six months ended June 30, 2003.

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

In May 2003, the FASB issued FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), many of which were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective for the Company's 2004 financial statements. Management does not expect the initial adoption of this accounting pronouncement will have a material impact on the Company's financial statements.

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

European operations had revenues for the three months ended June 30, 2002 of $2,870,000 and $4,990,000 for the six months ended June 30, 2002.

Pre-tax income for the Company's European operations for the three months ended June 30, 2002 was $681,000 and $784,000 for the six months ended June 30, 2002.

The Company accounted for these operations as discontinued operations in the 2002 consolidated financial statements.

3. STOCK OPTIONS The Company accounts for employee and director stock options using the intrinsic value method. Under this method, no compensation expense is recognized in all years presented because all stock options are granted at an exercise price equal to the fair market value of the Company's stock on the date of the grant. If compensation expense for the Company's stock option grants had been determined based on their estimated fair value at the grant dates, the Company's net income and earnings per share for the six months ending June 30, 2003 would have been as follows:

Net income, as reported                                           $236,098
Deduct:  total stock-based compensation expense determined
      under the fair value method for all awards, net of
      related tax benefits                                         (41,585)
                                                                  ---------

Pro forma net income                                              $194,513
                                                                  ========

Earnings per common share, basic and diluted:
          As reported                                             $.04
          Pro forma                                               $.03

The fair value of options granted was estimated on the date of the grant using the Black-Scholes option-pricing model.

4. LONG-TERM DEBT Included in the Company's long-term debt balance at December 31, 2002 is a term loan facility and a revolving loan facility (collectively, the "Loans"). As of June 30, 2003, $7,680,000 and $2,295,000 were outstanding under the term loan facility and revolving loan facility, respectively, which are included in current maturities of long-term debt, as they are scheduled to mature on April 1, 2004. As further discussed in Part II- Other Information, Item. 5 Other Information, on August 8, 2003, the Company received notice that the Loans had been sold and assigned to ComVest Investment Partners II LLC, an affiliate of Commonwealth Associates Group Holdings, LLC ("Commonwealth"), and the Board of Directors of the Company has received a non-binding proposal from Commonwealth regarding a potential restructuring of the Loans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002 AND THE SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

RECENT EVENTS

The information set forth in Item 5 of Part II of this Form 10-Q is incorporated by reference into this Item 2 of Part I.

BUSINESS OF THE COMPANY

The Company provides technology driven supply chain solutions that enable its customers to streamline the process of delivering their products and information to market, increase efficiencies and reduce costs. The

Company assists its customers with a wide range of services, from preparing their products for market to delivering their finished products into the distribution channel or directly to the end-users. The Company's solutions are built on a solid technology foundation that includes both customized system integration and a web-based reporting and tracking tool that makes real-time information easily accessible. Technologies include CD-ROM and DVD manufacturing services. The Company's core CD-ROM manufacturing, packaging and distribution capabilities serve as the major component of its supply chain services. The Company's manufacturing and distribution facilities are located in Dublin, Ohio.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of accounting policies. Many of these accounting policies require the Company's management to make estimates and assumptions about future events and their impact on amounts reported in the Company's financial statements and related notes. Since future events and their impact cannot be determined with certainty, actual results will inevitably differ from management's estimates. Such differences could be material to the Company's financial statements.

Management believes that its application of accounting policies, and the estimates inherently required therein, are reasonable. Accounting policies and estimates are periodically reevaluated, and adjustments are made when facts and circumstances indicate a change is necessary.

The Company's accounting policies are more fully described in Note 1 to the consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2002. Management believes there are certain critical accounting policies important to a reader of the financial statements which are described below. These critical accounting policies are not intended to be a comprehensive list of all the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting other available alternatives would not produce a materially different result.

Long-lived assets. In evaluating the fair value and future benefits of long-lived assets, management completes an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets and reduces their carrying value by the excess, if any, as a result of such calculation.

Allowance for doubtful accounts. Management provides a reserve for credit losses based on the Company's past experience with similar accounts receivable, and it believes that the Company's reserves are adequate. Since the accuracy of management's estimation process could be materially impacted by the composition of the accounts receivable over time, management periodically reviews and modifies the estimation process.

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

Income taxes. The Company has a history of unprofitable operations. These losses generated a significant federal tax net operating loss, or NOL, carryforward as of June 30, 2003 and December 31, 2002. Accounting principles generally accepted in the United States of America require the Company to record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that the Company will not be able to utilize the NOL to offset future taxes. Because of the Company's history of unprofitable operations, management has recorded a valuation allowance to offset the deferred tax asset associated with the NOL because of the uncertainty surrounding the realizability of such asset.

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

RESULTS OF OPERATIONS

Net sales for the three months ended June 30, 2003, were $10,132,000, a decrease of $1,824,000, or 15% over the same period of the prior year. Net sales for the six months ended June 30, 2003, were $20,582,000, a decrease of $4,501,000, or 18% over the same period of the prior year. These decreases resulted from lower freight revenue, the sale of the Company's ESD business, which was sold on January 14, 2003 (see discussion below), and declining prices for the Company's CD-ROM products and services, a trend the Company anticipates will continue. In addition, demand for the Company's CD-ROM products and services declined due to several factors, including the continued poor general economic conditions, the continued increase in customers using on-line or electronic methods to distribute information, and the continued maturation of the CD-ROM market.

Gross margin was $3,200,000 or 32% of net sales for the three months ended June 30, 2003, as compared to $4,100,000 or 34% of net sales for the same period of the prior year. The decrease in the gross margin for the three month period-to-period comparisons was the result of the price declines noted above and an increased proportion of lower margin sales of customer procured materials. In addition, the gross margin in 2002 included higher margin ESD sales. Gross margin was 35% of net sales for the six months ended June 30, 2003, as compared to 33% of net sales for the same period of the prior year. The improvement in gross margin as a percentage of sales in the six month period to period comparisons reflects a lower volume of freight revenue, as the gross margin of freight sales is significantly lower than that obtained on the Company's other sales, coupled with higher first quarter gross margin related to certain supply chain customers.

Selling, general and administrative ("SG&A") expenses were $2,910,000, or 29% of net sales, for the three months ended June 30, 2003, as compared to $4,066,000, or 34% of net sales, for same period of the prior year. During the quarter ended June 30, 2003, the Company recorded a $200,000 credit related to an adjustment to personal property taxes and sales and use taxes. SG&A expenses were $6,302,000, or 31% of net sales for the six months ended June 30, 2003, as compared $8,185,000 or 33% of net sales for the same period of the prior year. The reduction in SG&A expenses for the period-to-period comparisons, as well as the improvement in the SG&A expense percentages for such period-to-period comparisons, was the result of the Company's cost-cutting initiatives, such as workforce reductions and facility closures.

On January 14, 2003, the Company sold its Internet-based electronic software distribution ("ESD") business to Digital River, Inc. ("Digital River"), a global e-commerce outsource solutions provider based in Minneapolis, Minnesota. Under the terms of the agreement, Digital River acquired certain assets and assumed certain liabilities associated with the Company's ESD business, and the Company received approximately $1,100,000 in cash and notes, subject to adjustment based on an earn out computation. The Company recognized a gain on the sale of approximately $635,000 during the six months ended June 30, 2003.

In addition to the gain noted above, the Company recognized a gain of $102,000 during the six months ended June 30, 2003, which was previously considered contingent and was related to the sale of the Company's Netherlands facility completed in September 2002.

No restructuring expenses were incurred during the three months or six months ended June 30, 2003 or the three months or six months of the prior year.

Interest expense for the three months ended June 30, 2003 was $655,000, as compared to $719,000 for the same period of the prior year. Interest expense for the six months ended June 30, 2003 was $1,315,000, as compared to $1,471,000 for the same period of the prior year. Interest expense decreased due to lower debt balances under the revolving loan and term loan facilities and lower interest rates.

The Company recognized an income tax benefit of $875,000 for the six months ended June 30, 2002. In March 2002, the Job Creation and Worker Assistance Act of 2002 was enacted into law. This law extended the carry back period from two years to five years for net operating losses arising in the 2001 and 2002 taxable years. For the six months ended June 30, 2003 the Company utilized approximately $250,000 of its net operating loss carryforward and, therefore, did not record any income tax expense.

The net income from continuing operations for the six months ended June 30, 2003 was $236,000, or $.04 per basic and diluted common share, as compared to a net loss from continuing operations in the same period of the prior year of $620,000, or $.09 per basic and diluted common share. Including discontinued operations, discussed below, the Company had a net income of $236,000 for the six months ended June 30, 2003, or $.04 per basic and diluted common share, as compared to net income in the same period of the prior year of $164,000, or $.03 per basic and diluted common share.

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

Revenues for the Company's European operations for the six months ended June 30, 2002, were $4,990,000.

Pre-tax income for the Company's European operations for the six months ended June 30, 2002, was $784,000.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

The Company financed its business during the six months ended June 30, 2003, primarily through cash generated from operations and to a lesser extent, net proceeds from investing activities. Cash flow from operating activities was $2,379,000 for the three months ended June 30, 2003, as compared to $2,770,000 for the three months ended June 30, 2002. The Company had cash and cash equivalents of $377,000 as of June 30, 2003, as compared to $157,000 as of June 30, 2002.

Bank Financing Matters

The Company has a term loan facility and a revolving loan facility (collectively, the "Loans") with The Huntington National Bank and Bank One, N.A. (the "Banks"). As further described under Item 5 of Part II of this Form 10-Q, the Company has been notified that, on August 8, 2003, the Loans had been sold and assigned to ComVest Investment Partners II LLC ("ComVest"), an affiliate of Commonwealth Associates Group Holdings, LLC ("Commonwealth"). In addition, the Board of Directors of the Company has received a non-binding proposal (the "Proposal") from Commonwealth regarding a potential restructuring of the Loans. See Item 5 of Part II of this Form 10-Q for a further discussion of these matters.


The borrowing base of the revolving loan facility is limited to the lesser of
(i) $10,000,000, or (ii) the sum of (A) 80% of eligible domestic accounts receivable, plus (B) 30% of eligible domestic inventory, plus (C) 90% of domestic machinery and equipment. The borrowing base is further reduced by the aggregate amount of the Company's outstanding letters of credit. As of June 30, 2003, $7,680,000 and $2,295,000 were outstanding under the term loan and revolving loan, respectively, and the Company had approximately $3,985,000 available to draw on its revolving loan.

The Loans mature on April 1, 2004. Quarterly principal payments are required for the term loan if cash flows exceed certain specified targets over designated periods of time. In March 2003, the Company exceeded these targets and made a principle payment of $202,592 on May 1, 2003. The Company did not exceed these targets during the second quarter 2003. The Loans are secured by a first lien on all non-real estate business assets of the Company and a pledge of the stock of the Company's subsidiaries. The Company is required to comply with the financial and other covenants contained in the agreement for the Loans. As of June 30, 2003, the Company was in compliance with these covenants. The Loans accrue interest at a rate equal to 3.5% in excess of the prime rate of the Banks. Certain fees are required to be paid by the Company in connection with the Loans.

Gary W. Qualmann has submitted his resignation as chief financial officer and treasurer of the Company, effective as of August 19, 2003, to join another company. Under the terms of the Loans, the Company is prohibited from replacing or changing its chief financial officer without the prior written consent of the assignee of the Banks' interest, unless such replacement or change will not have, or is not likely to have, a "material adverse effect" on the Company, as defined in the loan agreement. ComVest has waived any default under the Loans related to Mr. Qualmann's resignation, and the Company is attempting to retain a replacement chief financial officer. However there can be no assurance that the Company will be able to retain a replacement chief financial officer acceptable to ComVest, in which case ComVest may seek to declare the Company in default under the Loans. If it would be found that the Company was in default of the Loans for this reason, all principal and accrued interest under the Loans would be immediately due and payable to ComVest, and such event would have a material adverse impact on the Company's financial position and continuing operations and its ability to continue as a going concern.

Real Estate Financing Matters

The Company has a $19,000,000 term loan which was used to permanently finance the Company's Dublin, Ohio distribution center (completed in 1999) and to pay down other bank debt. The loan has an outstanding principal balance of $18,442,057 as of June 30, 2003. This term loan is payable in monthly principal and interest payments based upon a thirty year amortization schedule, bears interest at a fixed rate of 8.2%, and matures on September 1, 2009. This loan is secured by a first lien on all real property of the Company and letters of credit in favor of the lender, in an aggregate amount of $1,650,000, which are renewed annually. The current letters of credit were renewed April 2003. A contingency to the Proposal is the restructuring of this term loan.

Other Liquidity Matters

As of June 30, 2003, the Company had a working capital deficiency of approximately $8,900,000 primarily due to the $9,975,000 of term loan and revolving loan (under the Loans described above) maturing April 1, 2004.

The Company had a shareholders' deficiency of $10,257,000 as of June 30, 2003, as compared to a shareholders' deficiency of $10,503,000 as of December 31, 2002.

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

The Company did not carry any off-balance sheet derivative financial instruments or have any off-balance sheet financial arrangements at June 30, 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There is no change in the quantitative and qualitative disclosures about the Company's market risk from the disclosures contained in the Company's Form 10-K for its fiscal year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

     (a) The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission.

     (b) There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Items 1-4.  INAPPLICABLE.

Item 5.  OTHER INFORMATION

     The Company has received a term loan and a revolving loan (collectively, the "Loans") under the terms of a loan agreement dated as of February 8, 2002 (the "Loan Agreement"), with The Huntington National Bank and Bank One, N.A. (the "Banks"). Total principal of $9,975,000 is currently outstanding under the Loans which are scheduled to mature on April 1, 2004.

     On August 8, 2003, the Company received notice that the Loans and all of the Banks' right, title and interest in and to the Loans, the Loan Agreement and any other Loan documents had been sold and assigned to ComVest Investment Partners II LLC ("ComVest"). ComVest is an affiliate of Commonwealth Associates Group Holdings, LLC ("Commonwealth").

     In addition, the Board of Directors of the Company (the "Board") has received a non-binding proposal (the "Proposal") from Commonwealth regarding a potential restructuring of the Loans, as well as a potential equity investment, as a result of which ComVest would acquire control of the Company and its Board and the interests of the Company's shareholders would be substantially diluted. The transaction would be subject to various contingencies, including due diligence, restructuring of the existing obligations relating to the Company's Dublin, Ohio facility, receipt of shareholder approval, and the receipt by the Board of a favorable fairness opinion on the restructuring transaction.

     The Board is considering the Proposal and intends to retain an investment banking firm or other financial advisor to assist it in its evaluation of the Proposal, as well as any other alternatives that may become available to the Company. The Company is cooperating with ComVest with respect to its due diligence reviews and expects that the parties will continue discussions regarding the Proposal. However, there can be no assurances that the parties will reach agreement on the Proposal or any alternative satisfactory to ComVest. Furthermore, ComVest may terminate the discussions regarding the Proposal at any time. If the parties do not reach agreement on the Proposal or a satisfactory alternative, or ComVest terminates discussions regarding the Proposal, and if an event of default occurs (including ComVest in good faith deeming itself insecure with respect to payment of the Loans), then ComVest could pursue any or all of its remedies under the Loan Agreement or related documents, or any other rights that may be available to it, including seeking to commence an involuntary Chapter 11 proceeding against the Company.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         Exhibit No.   Description of Exhibit
         -----------   ----------------------

           4.1         Form of Share Certificate for Metatec, Inc.

          10.1 Second amendment to employment agreement for Christopher Munro

          31.1 Certification of principal executive officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

           31.2 Certification of principal financial officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

           32.1 Certification of principal executive officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and
                       Section 1350 of Chapter 63 of Title 18 of the United States Code.

           32.2 Certification of principal financial officer required by Rule 13a-14(b) of the Securities 32.2 Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Cod.

     (b)  Reports on Form 8-K.

          (i) The Company filed a Form 8-K dated May 8, 2003, under Items 7 and 9 furnishing a copy of the Company's earnings release for its first quarter 2003.

          (ii) The Company filed a Form 8-K dated August 8, 2003, to announce the resignation of its Chief Financial Officer effective August 19, 2003.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Metatec, Inc.

                                          /s/   Gary W. Qualmann

                                          BY: Gary W. Qualmann
Date: August 14, 2003                     Chief Financial Officer
                                          (authorized signatory-
                                          principal financial officer)

                                          /s/ Julia A. Fratianne

                                          BY: Julia A. Fratianne
                                          Vice President - Finance
                                          (authorized signatory-
                                          principal accounting officer)

                                  METATEC, INC.

                                    Form 10-Q
                    For Quarterly Period Ended June 30, 2003

                                  EXHIBIT INDEX

Exhibit    Description of Exhibit
-------    ----------------------

 4.1       Form of Share Certificate for Metatec, Inc.

10.1       Second amendment to employment agreement for Christopher Munro

31.1 Certification of principal executive officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2 Certification of principal financial officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1 Certification of principal executive officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2 Certification of principal financial officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.